Form 10QSB
period 1995-04-30
RIO GRANDE INC /DE/
filed 1995-06-14
CIK 352964

________________________________________________________________________________


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               __________________

                                  FORM 10-QSB

(Mark One)

 X                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
- ---                 OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended April 30, 1995

                                       OR

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d)
- ---                  OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period From ........... to ...........

         Commission File Number 1-8287

                                RIO GRANDE, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)


            DELAWARE                                        74-1973357
  (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

10101 REUNION PLACE, SUITE 210, SAN ANTONIO, TEXAS          78216-4156
     (Address of Principal Executive Office)                (Zip Code)

          ISSUER'S TELEPHONE NUMBER INCLUDING AREA CODE: 210-308-8000

                               __________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X     No    .
          ---       ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 At June 14, 1995 there were 5,552,760 shares of the registrant's common stock outstanding.

    ______________________________________________________________________

                       RIO GRANDE, INC. AND SUBSIDIARIES


                              INDEX  TO FORM 10-Q





                                                                                                                        PAGE
                                                                                                                        ----
PART I.  FINANCIAL INFORMATION:

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                 Condensed Combined Balance Sheets
                    April 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                 Condensed Combined Statements of Operations
                    Three Months Ended April 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

                 Condensed Combined Statements of Cash Flows
                    Three Months Ended April 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                 Notes to Condensed Combined Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .   6

         ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

PART II.         OTHER INFORMATION:

         ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

         ITEM 2.  CHANGES IN SECURITIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . .   9

         ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                         PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       RIO GRANDE, INC. AND SUBSIDIARIES
                       CONDENSED COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           APRIL 30,
                                                                                             1995
                                                                                         -------------
                                ASSETS
                                ------
CURRENT ASSETS:
  Cash and cash equivalents                                                              $         315
  Receivables:  Trade and other                                                                    692
  Prepaid expenses and other                                                                        15
                                                                                          -------------
    TOTAL CURRENT ASSETS                                                                         1,022

PROPERTY AND EQUIPMENT, AT COST                                                                  8,725

  Less accumulated depreciation, depletion and amortization                                      3,026
                                                                                         -------------
      NET PROPERTY AND EQUIPMENT                                                                 5,699

OTHER ASSETS                                                                                     1,168
                                                                                         -------------

                                                                                         $       7,889
                                                                                         =============


                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                                 304
  Accrued expenses                                                                                  70
  Current installments of long-term debt                                                           967
                                                                                         -------------
     TOTAL CURRENT LIABILITIES                                                                   1,341

Accrued platform abandonment expense                                                             1,219
Minority interest combined limited partnership                                                   1,167
Long-term debt, excluding current installments                                                   2,067
                                                                                         -------------
     TOTAL LIABILITIES                                                                           4,453

SHAREHOLDERS' EQUITY                                                                             2,095
                                                                                         =============

                                                                                         $       7,889
                                                                                         =============


See accompanying notes to combined condensed financial statements.

                       RIO GRANDE, INC. AND SUBSIDIARIES
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                    THREE MONTHS
                                                                                       ENDED
                                                                                     APRIL 30,
                                                                          ------------------------------
                                                                               1995              1994
                                                                          ------------      ------------
 REVENUES:

   Oil and gas leases                                                     $      1,028               936
                                                                          ------------      ------------

     TOTAL REVENUES                                                              1,028               936
                                                                          ------------      ------------

 COSTS AND EXPENSES:
   Lease operating and other production expense                                    479               277

   Dry hole costs                                                                  -                 -
   Depreciation, depletion and amortization                                        348               293

   Provisions for abandonment                                                       45                58

   General and administrative                                                      304               171
                                                                          ------------      ------------
    TOTAL COSTS AND EXPENSES                                                     1,176               799
                                                                          ------------      ------------
 EARNINGS (LOSS) FROM OPERATIONS                                                  (148)              137
                                                                          ------------      ------------

 OTHER INCOME (EXPENSES):
   Interest expense                                                                (78)              (13)

   Interest income                                                                   1                 9

   Gain on sale of assets                                                            5                42
   Other (net)                                                                      (7)               13

   Minority interest in earnings of combined
   limited partnership                                                               3               (66)
                                                                          ------------      ------------
    TOTAL OTHER INCOME (EXPENSES)                                                  (76)              (15)
                                                                          ------------      ------------
 Earnings (loss) from continuing operations                                       (224)              122

 State income and franchise taxes                                                    2                13
                                                                          ------------      ------------
 NET EARNINGS (LOSS)                                                              (226)              109
                                                                          ============      ============

 Net earnings per common and common
 equivalent share                                                                (0.04)             0.02
                                                                          ============      ============
 Weighted average common and common
 equivalent shares outstanding                                               5,927,760         5,965,727
                                                                          ============      ============


See accompanying notes to combined financial statements.

                      RIO GRANDE, INC. AND SUBSIDIARIES
                 CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                                           THREE MONTHS
                                                                                               ENDED
                                                                                             APRIL 30,
                                                                                     -----------------------
                                                                                        1995         1994
                                                                                     ---------     ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings from continuing operations                                               $    (226)          109
  Adjustments to reconcile earnings from
   continuing operations to net cash used
   in operating activities:
      Depreciation and other amortization                                                   16             6
      Depletion of oil and gas producing properties                                        332           287
      Gain on sale of assets                                                                (5)          (42)
      Minority interest in equity of limited partnerships                                   (3)           66
      (Increase) decrease in accounts and notes receivable                                  67            (4)
      (Increase) decrease in prepaids and other assets                                      15           (52)
      Increase (decrease) in accounts payable and accrued
      expenses                                                                             (14)          119
                                                                                     ---------     ---------
 Net cash provided by (used in) continuing
    operating activities                                                                   182           489
                                                                                     ---------     ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase) disposition of oil and gas producing properties                              (58)         (313)
   (Purchase) of other property and equipment                                               -             (8)
   (Additions to) deletions from platform abandonment fund
     net of deferred liability                                                              27            19
   (Additions to) other assets                                                               3            (5)
   Proceeds from sale of property and equipment                                              3            62
                                                                                     ---------     ---------
 Net cash provided by (used in) investing activities                                       (25)         (245)
                                                                                     ---------     ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                       -            125
   Repayment of long-term borrowings                                                        16          (155)
   Distribution to limited partners                                                        (53)          (88)
                                                                                     ---------     ---------
 Net cash provided by (used in) financing
  activities                                                                               (37)         (118)
                                                                                     ---------     ---------
 NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                        120           126
 CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                               195           340
                                                                                     ---------     ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     315           466
                                                                                     =========     =========


See accompanying notes to combined financial statements.

                       RIO GRANDE, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  Accounting Policies

         The accounting policies of Rio Grande, Inc. and Subsidiaries as set forth in the notes to the Company's audited financial statements in the Form 10-K Report filed for the year ended January 31, 1995, are incorporated herein by reference. Refer to those notes for additional details of the Company's financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or any items which are disclosed in this report.

         In the opinion of management, the condensed combined financial statements reflect all adjustments which are necessary for a fair presentation of the financial position and results of operations. Adjustments made for the three-month period ended April 30, 1995 are considered normal and recurring in nature.

         The Company adopted the successful efforts method of accounting for the oil and gas properties purchased. Under this method of accounting, the acquisition costs of the oil and gas properties applicable to proved reserves are amortized on the unit-of-production method as produced. Future development costs or exploratory costs applicable to purchased properties are capitalized and amortized on the unit-of-production method if proved reserves are discovered or expensed if the well is a dry hole.

         Per share computations are based on the weighted average number of shares and dilutive common stock equivalents outstanding during the respective periods. Fully dilutive earnings per share is the same as earnings per common and common equivalent shares.

(2)  Statement of Financial Accounting Standards No. 109 ("Statement 109")

         The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, effective February 1, 1993. Statement 109 requires a change from the deferred method of accounting for income taxes under APB Opinion 11 to the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences resulting from "temporary differences" by applying enacted statutory tax rates applicable to future years. These "temporary differences" are associated with differences between the financial statement amounts and the tax basis of existing assets and liabilities. A valuation allowance is utilized to reduce deferred tax assets to their expected realizable amount. A valuation allowance has been established to decrease total gross deferred tax assets to the amount of the total gross tax liabilities due to the uncertainties involved in the ultimate realization of the deferred tax assets.

(3)  Statement of Financial Accounting Standards No. 121 ("Statement 121")

         Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Statement 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier application is recommended. The Company anticipates that the implementation of Statement 121 will be on an annual basis upon the receipt of the annual estimate of reserves from the independent petroleum reserve engineers retained by the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         1.      Material Changes in Financial Condition.

                 There were no material changes in the financial condition of the Company for the period from the fiscal year ended January 31, 1995 through the three months ended April 30, 1995.

         2.      Material Changes in Results of Operations.

                 Oil and Gas Production Segment

                 For the quarter ended April 30, 1995, revenues from oil and gas production were approximately $1,028,000 as compared to $936,000 for the quarter ended April 30, 1994. Production operating expenses for the quarter ended April 30, 1995 were approximately $479,000 as compared to the operating expense of $277,000 for the quarter ended April 30, 1994. The increase in operating expenses is the result of additional expenses incurred from the additional oil and gas properties acquired in 1994. Revenues did not increase commensurate with expenses due to lower gas prices during the first quarter. The average price of gas sold during the quarter ended April 30, 1995 was $1.63 per MCF as compared to $2.30 per MCF during the quarter ended April 30, 1994.

                 The Company utilizes the successful efforts method of accounting for its oil and gas properties. Amortization expenses for the quarter ended April 30, 1995 based on the unit-of-production method were approximately $332,000 for 509 MMCF equivalent units of production. Amortization expenses for the quarter ended April 30, 1994, were approximately $287,000 for 304 MMCF equivalent units of production.

                 Interest expense for the quarter ended April 30, 1995 was approximately $78,000. Interest expense for the quarter ended April 30, 1994 was approximately $13,000. Interest expense increased due to the additional debt incurred with the acquisition of oil and gas properties in 1994.

                 General and administrative expenses for the quarter ended April 30, 1995 were approximately $304,000 as compared to $171,000 for the quarter ended April 30, 1994. The increase in general and administrative expenses is the result of the addition of office space and employees necessary to operate the additional oil and gas properties acquired in 1994. As the operator of these oil and gas properties, the Company charges participating working interest owners, including an affiliated limited partnership, for overhead based on the Council of Petroleum Accountants Societies ("COPAS") monthly rates. COPAS overhead rates are charged on an individual well basis to reimburse the operator for general costs of executive and administrative functions incurred at the home office. General and administrative expenses were not reduced significantly by charges to other working interest owners since the Company is the majority owner of the operated oil and gas properties.

                 Liquidity and Capital Resources

                 In May 1995, Rio Grande Offshore, Ltd. sold its interest in a certain oil and gas property located offshore of Louisiana. Proceeds from the sale of this property were approximately $1,290,000, which resulted in a gain on sale to the partnership of approximately $1,129,000. Rio Grande Drilling Company, as an eighty percent (80%) partner, received a cash distribution of approximately $1,032,000 from the sale of which $800,000 was applied as a principal payment on the Company's outstanding debt. As a result of the principal payment, the bank agreed to reduce principal and interest payments from $122,000 to $50,000 per month beginning June 1995 through August 1995.
         Thereafter, the monthly payments for principal and interest will be $61,000 until the debt matures in May 1996. The Company intends to seek a renewal and extension of the scheduled remaining bank debt of approximately $1,400,000 in May 1996 on or before the maturity date. The Company intends to use the remaining proceeds from the sale to enhance certain oil and gas properties.

                 Lower gas prices are the primary reason for the decline in the Company's financial performance during the quarter ended April 30, 1995. Approximately seventy percent (70%) of the Company's sales production volume is from gas. The average gas price for the first quarter of 1995 was approximately seventy cents per MCF less than the average for the first quarter of 1994. The Company's ability to meet its current financial commitments and to have access to additional working capital to operate and develop its existing oil and gas properties is dependent on the market prices for oil and natural gas and the production levels of the specific properties. Production levels have remained relatively stable. At current levels of production, if market prices, particularly natural gas prices, decline materially from current levels, no assurances can be given that the Company will be able to meet its current obligations or secure additional working capital for development of existing properties or acquisition of additional properties.

                 The Company is not obligated to provide a fixed or determinable quantity of oil or gas in the future under any existing contracts, agreements or any hedge or swap arrangements.


                                    PART II

                               OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS
                 None.

ITEM 2.          CHANGES IN SECURITIES
                 None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES
                 None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 The Annual Meeting of Shareholders was held on June 1, 1995. The slate of directors recommended by the Management of the Company were: Robert A. Buschman, Guy R. Buschman, John G. Hurd, H. M. Shearin, Jr., Hobby A. Abshier and Ralph F. Cox.

                 1. Approval of the selection of the slate of Directors to serve for a term of one year or to the date of the next annual meeting.

                                  Shareholders present or entitled to vote for the approval of the slate of Directors as presented by management, voted 4,211,360 shares in favor of slate of the Directors which constituted more than a majority of the total number of shares able to vote.

                 2. Approval of the 1995 Incentive Stock Option Plan and 1995 Non-Qualified Stock Option Plan.

                                  Shareholders present or entitled to vote for the approval of the 1995 Incentive Stock Option Plan voted 4,208,630 shares in favor which constituted more than a majority of the total number of shares able to vote.

                                  Shareholders present or entitled to vote for
                                  the approval of the 1995 Non-Qualified Stock
                                  Option Plan voted 4,208,810 shares in favor
                                  which  constituted more than a majority of
                                  the total number of shares able to vote.
 .
                 3. Approval of the selection KPMG Peat Marwick as the Company's auditors for the fiscal year commencing February 1, 1995.

                                  Shareholders present or entitled to vote for the resolution voted 4,211,190 shares in favor of the resolution which constituted more than a majority of the total number of shares able to vote.

ITEM 5.          OTHER INFORMATION
                 None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 Exhibits:

                   27 - Financial Data Schedule

                 Reports:
                   None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               RIO GRANDE, INC.



Date:  June 14, 1995           By:  /s/ Guy R. Buschman
                                  ------------------------------------------
                                        Guy R. Buschman, President



Date:  June 14, 1995           By:  s/ Gary Scheele
                                  ------------------------------------------
                                       Gary Scheele, Secretary and Treasurer
                                       (principal financial officer)

                       EXHIBIT  INDEX

    EXHIBIT
      NO.
   ---------
      27         Financial Data Schedule