Form 10QSB
period 1995-07-31
RIO GRANDE INC /DE/
filed 1995-09-14
CIK 352964

________________________________________________________________________________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               __________________

                                  FORM 10-QSB

(Mark One)

   X                QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
------                OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended July 31, 1995

                                       OR

------             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Transition Period From................. to.................

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
         -----     -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         At September 14, 1995 there were 5,552,760 shares of the registrant's common stock outstanding.

________________________________________________________________________________

                       RIO GRANDE, INC. AND SUBSIDIARIES

                             INDEX TO FORM 10-QSB



                                                                                                                      PAGE
                                                                                                                      ----
PART I.  FINANCIAL INFORMATION:

        ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                 Condensed Combined Balance Sheets
                    ended July 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                 Condensed Combined Statements of Operations
                    Three Months and Six Months
                    Ended July 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

                 Condensed Combined Statements of Cash Flows
                    Six Months Ended July 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                 Notes to Condensed Combined Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .   6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS   . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . .   7

PART II.         OTHER INFORMATION:

         ITEM 1. LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

         ITEM 2. CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . .   9

         ITEM 5. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                         PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       RIO GRANDE, INC. AND SUBSIDIARIES
                       CONDENSED COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            JULY 31,
                                                                                              1995
                                       ASSETS                                               ---------
                                       ------
 CURRENT ASSETS:

   Cash and cash equivalents                                                                $     359
   Receivables:  Trade and other                                                                  545
   Prepaid expenses and other                                                                      69
                                                                                            ---------
      Total current assets                                                                        973

 PROPERTY AND EQUIPMENT, AT COST                                                                7,812

   Less accumulated depreciation, depletion and amortization                                    2,904
                                                                                            ---------
      NET PROPERTY AND EQUIPMENT                                                                4,908

 OTHER ASSETS                                                                                   1,079
                                                                                            ---------

                                                                                            $   6,960
                                                                                            =========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
 CURRENT LIABILITIES:

   Accounts payable                                                                               252
   Accrued expenses                                                                               105
   Current installments of long-term debt                                                         544
                                                                                            ---------
      TOTAL CURRENT LIABILITIES                                                                   901

 Accrued platform abandonment expense                                                             951
 Minority interest combined limited partnership                                                 1,016
 Long-term debt, excluding current installments                                                 1,390
                                                                                            ---------

      TOTAL LIABILITIES                                                                         4,258

 SHAREHOLDERS' EQUITY                                                                           2,702
                                                                                            ---------
                                                                                            $   6,960
                                                                                            =========



See accompanying notes to combined condensed financial statements.

                       RIO GRANDE, INC. AND SUBSIDIARIES
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             THREE MONTHS                    SIX MONTHS
                                                                 ENDED                          ENDED
                                                               JULY 31,                       JULY 31,
                                                       ------------------------       ------------------------
                                                          1995          1994             1995          1994
                                                       ----------    ----------       ----------    ----------
 REVENUES:
   Oil and gas leases                                 $      900           985            1,928          1,921
                                                      ----------     ---------        ---------      ---------

     TOTAL REVENUES                                          900           985            1,928          1,921
                                                      ----------     ---------        ---------      ---------

 COSTS AND EXPENSES:

   Lease operating and other production expense              506           373              985            650

   Dry hole costs                                             -              7               -               7

   Depreciation, depletion and amortization                  329           255              677            548

   Provisions for abandonment                                 45            30               90             88

   General and administrative                                344           262              648            433
                                                      ----------     ---------        ---------      ---------

    TOTAL COSTS AND EXPENSES                               1,224           927            2,400          1,726
                                                      ----------     ---------        ---------      ---------

 EARNINGS (LOSS) FROM OPERATIONS                            (324)           58             (472)           195
                                                      ----------     ---------        ---------      ---------

 OTHER INCOME (EXPENSES):

   Interest expense                                          (65)          (32)            (143)           (45)

   Interest income                                            15            10               16             19

   Gain on sale of assets                                  1,197            60            1,202            102

   Other (net)                                                (3)           10              (10)            23

   Minority interest in earnings of combined
    limited  partnership                                    (212)          (73)            (209)          (139)
                                                      ----------     ---------        ---------      ---------

    TOTAL OTHER INCOME(EXPENSES)                             932           (25)             856            (40)
                                                      ----------     ---------        ---------      ---------

 Earnings (loss) from continuing operations                  608            33              384            155

 State income and franchise taxes                              2             2                4              7
                                                      ----------     ---------        ---------      ---------

 NET EARNINGS (LOSS)                                         606            31              380            148
                                                      ==========     =========        =========      =========
 Net earnings per common and common equivalent
    share                                                   0.10          0.01             0.06           0.02
                                                      ==========     =========        =========      =========

 Weighted average common and common equivalent
     shares outstanding                                5,927,760     6,029,293        5,927,760      6,020,038
                                                      ==========     =========        =========      =========



See accompanying notes to combined financial statements.

                       RIO GRANDE, INC. AND SUBSIDIARIES
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            SIX MONTHS
                                                                                               ENDED
                                                                                              JULY 31,
                                                                                     ------------------------
                                                                                        1995          1994
                                                                                     ---------      ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings from continuing operations                                                $    380           148
   Adjustments to reconcile earnings from continuing
     operations to net cash used in operating activities:
      Depreciation and other amortization                                                   32            13
      Depletion of oil and gas producing properties                                        645           535
      Gain on sale of assets                                                            (1,202)          -
      Minority interest in equity of limited partnerships                                  209           139
      (Increase) decrease in accounts and notes receivable                                 215           -
      (Increase) decrease in prepaids and other assets                                     (39)         (260)
      Increase (decrease) in accounts payable and accrued expenses                         (30)          281
                                                                                      --------      --------
 Net cash provided by (used in) continuing operating activities                            210           856
                                                                                      --------      --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase) disposition of oil and gas producing properties                             (152)       (3,702)
   (Purchase) of other property and equipment                                               -            -
   (Additions to) deletions from platform abandonment fund
      net of deferred liability                                                           (160)           22
   (Additions to) other assets                                                              -            (36)
   Proceeds from sale of property and equipment                                          1,766           -
                                                                                      --------      --------

 Net cash provided by (used in) investing activities                                     1,454        (3,716)
                                                                                      --------      --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                      -           2,766
   Repayment of long-term borrowings                                                    (1,084)         (295)
   Distribution to limited partners                                                       (416)          467
                                                                                      --------      --------
 Net cash provided by (used in) financing activities                                    (1,500)        2,938
                                                                                      --------      --------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      164            78

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          195           340
                                                                                      --------      --------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $    359           418
                                                                                      ========      ========

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

         As a result of the Company's eighty percent (80%) ownership interest in Rio Grande Offshore, Ltd. ("Offshore"), Offshore's financial statements are combined with the Company. The minority interests of the limited partners are set out in the balance sheet and the statement of operations of the Company.

         In the opinion of management, the condensed combined financial statements reflect all adjustments which are necessary for a fair presentation of the financial position and results of operations. Adjustments made for the six months ended July 31, 1995 are considered normal and recurring in nature.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         1.      Material Changes in Financial Condition.

                 There were no material changes in the financial condition of the Company for the period from the fiscal year ended January 31, 1995 through the six months ended July 31, 1995, except for the sale of certain oil and gas properties and the reduction of bank debt as described below.

         2.      Material Changes in Results of Operations.

                 Oil and Gas Production Segment

                 For the quarter and six months ended July 31, 1995, revenues from oil and gas production were approximately $900,000 and $1,928,000, respectively, as compared to $985,000 and $1,921,000 for the quarter and six months ended July 31, 1994. Production operating expenses for the quarter and six months ended July 31, 1995 were approximately $506,000 and $985,000, respectively, as compared to the operating expense of $373,000 and $650,000 for the same periods ended July 31, 1994. The increase in operating expenses results from additional expenses incurred by the addition of oil and gas properties acquired in 1994. Revenues did not increase commensurate with expenses due principally to lower gas prices during the first six months of 1995. The average price of gas sold during the period ended July 31, 1995 was $1.65 per MCF as compared to $2.23 per MCF during the period ended July 31, 1994.

                 The Company utilizes the successful efforts method of accounting for its oil and gas properties. Amortization expenses for the quarter and six months ended July 31, 1995 based on the unit-of-production method were approximately $313,000 and $645,000, respectively, for 480 and 989 MMCF equivalent units of production. Amortization expenses for the quarter and six months ended July 31, 1994, were approximately $248,000 and $555,000 for 403 and 796 MMCF equivalent units of production, respectively.

                 Interest expense for the quarter and six months ended July 31, 1995 was approximately $65,000 and $143,000, respectively. Interest expense for the quarter and six months ended July 31, 1994 was approximately $32,000 and $45,000, respectively. Interest expense increased due to the additional debt incurred with the acquisition of oil and gas properties in 1994.

                 In May 1995, Rio Grande Offshore, Ltd. sold its interest in a certain oil and gas property located offshore Louisiana. The consolidated revenues generated by this property were $95,000 for the six months ended July 31, 1995 and $324,000 for the comparable period ended July 31, 1994. The related direct operating expenses for the respective periods were $4,000 and $25,000. In July, 1995, Rio Grande Offshore, Ltd. sold additional oil and gas properties located in West Texas. The consolidated revenues generated by these properties were $38,000 for the six months ended July 31, 1995 and $27,000 for the six months ended July 31, 1994. The related direct operating expenses for the respective periods were $16,000 and $15,000.

                 Rio Grande Drilling Company, as an eighty percent (80%) partner, received cash distributions of $1,032,000 and $184,000 from the sale of these oil and gas properties. From the proceeds of these sales, $800,000 and $170,000, respectively, applied to reduce bank indebtedness. The interest expense applicable to the $970,000 reduction in bank debt for the six months ended July 31, 1995 and 1994 was $40,000 and $60,000, respectively. The amortization of leasehold costs applicable to those oil and gas properties for the six months ended July 31, 1995 and 1994 was $26,000 and $52,000, respectively. Pro Forma Statements of Operations for the six months ended July 31, 1995 and 1994 which exclude the revenues and expenses applicable to the oil and gas properties sold have been included as Exhibit 99(a) the Form 10-QSB.

                 General and administrative expenses for the quarter and six months ended July 31, 1995 were approximately $344,000 and $648,000, respectively, as compared to $262,000 and $433,000 for the quarter and six months ended July 31, 1994. The increase in general and administrative expenses is the result of the addition of office space and employees necessary to operate the additional oil and gas properties acquired in 1994. As the operator of these oil and gas properties, the Company charges participating working interest owners, including an affiliated limited partnership, for overhead based on the Council of Petroleum Accountants Societies ("COPAS") monthly rates. COPAS overhead rates are charged on an individual well basis to reimburse the operator for general costs of executive and administrative functions incurred by the corporate office for operating wells. General and administrative expenses were not reduced significantly by charges to other working interest owners since the Company is the majority owner of the operated oil and gas properties.

                 Liquidity and Capital Resources

                 In May 1995, Rio Grande Offshore, Ltd. sold its interest in a certain oil and gas property located offshore of Louisiana. Proceeds from the sale of this property were approximately $1,290,000, which resulted in a gain on sale to the partnership of approximately $1,129,000. Rio Grande Drilling Company, as an eighty percent (80%) partner, received a cash distribution of approximately $1,032,000 from the sale of which $800,000 was applied as a principal payment on the Company's outstanding debt. In July 1995, Rio Grande Offshore, Ltd. sold its interest in certain oil and gas properties located in West Texas. Proceeds from the sale of these properties were approximately $184,000 to the Company of which $170,000 was applied as a reduction to the Company's debt. The Company's bank lender restructured the Company's monthly principal and interest payments through May 31, 1996 as a result of the $970,000 reduction in bank debt. The restructured monthly payments of principal and interest are $50,000 through August 1995, $55,000 through December 1995 and $61,000 through May 1996, the maturity date for the bank debt. The bank, at its sole discretion, has the option to renew or extend the maturity date of the

         Company's bank indebtedness. It is expected that the principal balance remaining on the bank indebtedness will be approximately $1.4 million at May 31, 1996, the current maturity date. No assurances can be given that the Bank will agree to renew, extend or restructure the Company's bank debt.

                 Lower gas prices are the primary reason for the decline in the Company's financial performance during the quarter and six months ended July 31, 1995. Approximately seventy percent (70%) of the
         Company's sales production volume is from gas.   The average gas price
         for the first six months of 1995 was approximately fifty-eight cents per MCF less than the average for the first six months of 1994. The Company's ability to meet its current financial commitments and to have access to additional working capital to operate and develop its existing oil and gas properties is dependent on the market prices for oil and natural gas and the production levels of the specific properties. The production levels of the existing oil and gas properties have remained relatively stable. At current levels of production, if market prices, particularly natural gas prices, decline materially from current levels, no assurances can be given that the Company will be able to meet its current obligations or secure additional working capital for development of existing properties or acquisition of additional properties.

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

                               OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS
                 None.

ITEM 2.          CHANGES IN SECURITIES
                 None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES
                 None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 None.

ITEM 5.          OTHER INFORMATION

                 On August 7, 1995, the Company commenced selling through a CONFIDENTIAL PRIVATE OFFERING MEMORANDUM, 11.50% SUBORDINATED NOTES and WARRANTS to purchase Class A Common Stock, par value $.01 of the Company's common stock at $.40 per share. The Company is offering a minimum of 60 units for a total of $1,500,000 and a maximum of 80 units for a total of $2,000,000 in principal amount of subordinated notes. A minimum of 979,860 and a maximum of 1,388,160 shares of Common Stock shall be subject to the Warrants. The Company is offering the Subordinated Debt and Warrants to finance a development program on certain oil and gas properties in which the Company has an interest.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

                          E-2 Exhibit 10(v) - Purchase and Sale Agreement dated May 24, 1995, between Newfield Exploration Company and Rio Grande Offshore, Ltd. for the sale of Ewing Bank Blocks 947/903 and Ship Shoal Block 356 at a sales price of $1,200,000.

                          E-21 Exhibit 10(w) - Consulting Agreement dated August 10, 1995, between Hobby A. Abshier and Rio Grande, Inc.

                          E-23 Exhibit 99(a) - Pro Forma Condensed Combined Statements of Operations for the six months ended July 31, 1994 and 1995.

                 (b)      Reports on Form 8-K
                          None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               RIO GRANDE, INC.



Date:  September 14, 1995                      By:   /s/ Guy R. Buschman
                                                   -------------------------
                                                   Guy R. Buschman, President



Date:  September 14, 1995                      By:   s/ Gary Scheele
                                                   -------------------------
                                                   Gary Scheele, Secretary
                                                   and Treasurer
                                                   (principal financial officer)

                               INDEX TO EXHIBITS


The following exhibits are numbered in accordance with Item 601 of Regulation
S-B.

         Exhibit 10(v) - Purchase and Sale Agreement dated May 24, 1995, between Newfield Exploration Company and Rio Grande Offshore, Ltd. for the sale of Ewing Bank Blocks 947/903 and Ship Shoal Block 356 at a sales price of $1,200,000.

         Exhibit 10(w) - Consulting Agreement dated August 10, 1995, between Hobby A. Abshier and Rio Grande, Inc.

         Exhibit 99(a) - Pro Forma Condensed Combined Statements of Operations for the six months ended July 31, 1994 and 1995.