Form 10QSB
period 1995-10-31
RIO GRANDE INC /DE/
filed 1995-12-15
CIK 352964

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               ----------------

                                  FORM 10-QSB

(Mark One)

 X                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1995


                                       OR

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Transition Period From............to.................

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

         At December 15, 1995 there were 5,552,760 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------

                       RIO GRANDE, INC. AND SUBSIDIARIES


                             INDEX  TO FORM 10-QSB





                                                                                                                      PAGE
                                                                                                                      ----
PART I.  FINANCIAL INFORMATION:

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                 CONDENSED COMBINED BALANCE SHEETS
                    ended October 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                 Condensed Combined Statements of Operations
                    Three Months and Nine Months
                     Ended October 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

                 Condensed Combined Statements of Cash Flows
                    Nine Months Ended October 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                 Notes to Condensed Combined Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .   6

         ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

PART II.         OTHER INFORMATION:

         ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

         ITEM 2.  CHANGE IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . .  10

         ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                         PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       RIO GRANDE, INC. AND SUBSIDIARIES
                       CONDENSED COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                         OCTOBER 31,
                                                                                            1995
                                                                                       ---------------
                                       ASSETS
                                       ------
 CURRENT ASSETS:

   Cash and cash equivalents                                                          $         1,969
   Receivables:  Trade and other                                                                  510
   Prepaid expenses and other                                                                      10
      TOTAL CURRENT ASSETS                                                                      2,489
                                                                                      ---------------

 PROPERTY AND EQUIPMENT, AT COST                                                                8,155

   Less accumulated depreciation, depletion and amortization                                    3,183
                                                                                      ---------------
       NET PROPERTY AND EQUIPMENT                                                               4,972

 OTHER ASSETS                                                                                   1,218
                                                                                      ---------------

                                                                                      $         8,679
                                                                                      ===============
                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
 CURRENT LIABILITIES:

   Accounts payable                                                                               449
   Accrued expenses                                                                               108
   Current installments of long-term debt                                                         589
                                                                                      ---------------
      TOTAL CURRENT LIABILITIES                                                                 1,146

 Accrued platform abandonment expense                                                             996
 Minority interest combined limited partnership                                                   971
 Long-term debt, excluding current installments                                                 3,228
                                                                                      ---------------

      TOTAL LIABILITIES                                                                         6,341

 SHAREHOLDERS' EQUITY                                                                           2,338
                                                                                      ---------------
                                                                                      $         8,679
                                                                                      ===============


See accompanying notes to combined condensed financial statements.

                       RIO GRANDE, INC. AND SUBSIDIARIES
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    THREE MONTHS                NINE MONTHS
                                                                     OCTOBER 31,                 OCTOBER 31,
                                                              ------------------------      ----------------------
                                                                 1995          1994           1995         1994
                                                              ----------     ---------      --------     ---------
 REVENUES:

   Oil and gas leases                                         $       777        1,213         2,706         3,134
                                                              -----------    ---------      --------     ---------
     TOTAL REVENUES                                                   777        1,213         2,706         3,134
                                                              -----------    ---------      --------     ---------
 COSTS AND EXPENSES:

   Lease operating and other production expense                       472          527         1,458         1,178

   Dry hole costs                                                       2            1             1             8

   Depreciation, depletion and amortization                           332          435         1,009           983

   Provisions for abandonment                                          45           30           135           118

   General and administrative                                         329          437           978           869
                                                              -----------    ---------      --------     ---------
    TOTAL COSTS AND EXPENSES                                        1,180        1,430         3,581         3,156
                                                              -----------    ---------      --------     ---------
 EARNINGS (LOSS) FROM OPERATIONS                                     (403)        (217)         (875)          (22)

                                                              -----------    ---------      --------     ---------
 OTHER INCOME (EXPENSES):

   Interest expense                                                   (71)         (71)         (214)         (116)

   Interest income                                                     20           11            37            30


   Gain on sale of assets                                              47           12         1,249           114

   Other (net)                                                          4           (2)           (7)           21

   Minority interest in earnings of combined limited                   41            3          (168)         (136)
                                                              -----------    ---------      --------     ---------
    TOTAL OTHER INCOME(EXPENSES)                                       41          (47)          897           (87)
                                                              -----------    ---------      --------     ---------
 Earnings (loss) from continuing operations                          (362)        (264)           22          (109)

 State income and franchise taxes                                       2            2             5             6
                                                              -----------    ---------      --------     ---------
 NET EARNINGS (LOSS)                                          $      (364)        (266)           17          (115)
                                                              ===========    =========      ========     =========
 Net earnings per common and common equivalent share          $     (0.06)       (0.04)        (0.00)        (0.02)
                                                              ===========    =========      ========     =========
 Weighted average common and common equivalent shares           5,927,760    6,029,293     5,927,760     6,029,293
                                                              ===========    =========      ========     =========

See accompanying notes to combined financial statements.

                       RIO GRANDE, INC. AND SUBSIDIARIES
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          NINE MONTHS
                                                                                             ENDED
                                                                                           OCTOBER 31,
                                                                                    ------------------------
                                                                                       1995           1994
                                                                                    ----------     ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings from continuing operations                                              $       17          (115)
   Adjustments to reconcile earnings from continuing
     operations to net cash used in operating activities:
      Depreciation and other amortization                                                   52            26
      Depletion of oil and gas producing properties                                        957           957
      Gain on sale of assets                                                            (1,249)         (114)
      Minority interest in equity of limited partnerships                                  168           136
      (Increase) decrease in accounts and notes receivable                                 249          (196)
      (Increase) decrease in prepaids and other assets                                      20           (34)
      Increase (decrease) in accounts payable and accrued expenses                         170           740
                                                                                    ----------     ---------
 Net cash provided by (used in) continuing operating activities                            384         1,400
                                                                                    ----------     ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase) disposition of oil and gas producing properties                             (512)       (4,085)
   (Purchase) of other property and equipment                                              (33)         (213)
   (Additions to) deletions from platform abandonment fund
      net of deferred liability                                                           (119)           30
   (Additions to) other assets                                                            (147)          (48)
   Proceeds from sale of property and equipment                                          1,822           177

                                                                                    ----------     ---------
 Net cash provided by (used in) investing activities                                     1,011        (4,139)
                                                                                    ----------     ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                    2,031         2,766
   Repayment of long-term borrowings                                                    (1,232)         (511)
   Distribution to limited partners                                                       (420)          389
                                                                                    ----------     ---------
 Net cash provided by (used in) financing activities                                       379         2,644
                                                                                    ----------     ---------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,774           (95)


 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          195           340

                                                                                    ----------     ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    1,969           245
                                                                                    ==========     =========


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

         In the opinion of management, the condensed combined financial statements reflect all adjustments which are necessary for a fair presentation of the financial position and results of operations. Adjustments made for the nine months ended October 31, 1995 are considered normal and recurring in nature.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         1.      Material Changes in Financial Condition.

                 There were no material changes in the financial condition of the Company for the period from the fiscal year ended January 31, 1995 through the nine months ended October 31, 1995, except for the sale of certain oil and gas properties, the reduction of bank debt, and the consummation of an offering of subordinated debt, as described below.

         2.      Material Changes in Results of Operations.

                 Oil and Gas Production Segment

                 For the quarter and nine months ended October 31, 1995, revenues from oil and gas production were approximately $777,000 and $2,706,000, respectively, as compared to $1,213,000 and $3,134,000 for the quarter and nine months ended October 31, 1994. Production operating expenses for the quarter and nine months ended October 31, 1995 were approximately $472,000 and $1,458,000, respectively, as compared to the operating expense of $527,000 and $1,178,000 for the same periods ended October 31, 1994. The increase in operating expenses results from additional expenses attributable to oil and gas properties acquired in July 1994 and significant recompletion costs to improve the production from those oil and gas properties. The decrease in production revenues resulted primarily from the sale by Offshore of an oil and gas property located offshore Louisiana effective April 1, 1995. During the nine month period ended October 31, 1994, this offshore property accounted for approximately $465,000 in revenues and $48,000 in operating expenses, as compared to $88,000 of production revenues and $7,000 in operating expenses generated during the nine month period ended October 31, 1995.

                 The Company utilizes the successful efforts method of accounting for its oil and gas properties. Amortization expenses for the quarter and nine months ended October 31, 1995 based on the unit-of-production method were approximately $312,000 and $957,000, respectively, for 407,000 and 1,374,000 MMCF equivalent units of production. Amortization expenses for the quarter and nine months ended October 31, 1994, were approximately $422,000 and $957,000 for 507,000 and 1,961,000 MMCF equivalent units of production, respectively.

                 Interest expense for the quarter and nine months ended October 31, 1995 was approximately $71,000 and $214,000, respectively. Interest expense for the quarter and nine months ended October 31, 1994 was approximately $71,000 and $116,000, respectively. For the quarter ended October 31, 1995 interest expense increased due to the addition of $2,600,000 debt with the acquisition of oil and gas properties in July 1994 and the issuance on September 27, 1995 of $2,000,000 of 11.50% subordinated notes to finance a development program on certain oil and gas properties located in Texas. The average interest rate incurred on senior debt during the period ended October 31, 1995 was approximately 10.50%.

                 Offshore completed the sale of its interest in a certain oil and gas property located offshore Louisiana in May 1995. The Company's decision to sell its interest in this offshore property was motivated by several factors, principally the planned suspension of production from the property pending completion of a development program by the operator and majority interest owner of this property, projected development costs of approximately $300,000 to the Company's interest, and management's belief that the Company's resources could be more productively employed in development efforts associated with other properties owned and operated by the Company.

                 In July, 1995, Offshore sold additional oil and gas properties located in West Texas. The consolidated revenues generated by these properties were $38,000 for the nine months ended October 31, 1995 and $48,000 for the nine months ended October 31, 1994. The related direct operating expenses for the respective periods were $16,000 and $21,000.

                 Rio Grande Drilling Company, as an eighty percent (80%) partner, received cash distributions of $1,032,000 and $184,000 from the sale of the referenced offshore and West Texas properties, respectively. From the proceeds of these sales, $800,000 and $170,000, respectively, were applied to reduce bank indebtedness. The interest expense applicable to the $970,000 reduction in bank debt for the nine months ended October 31, 1995 and 1994 was $45,000 and $55,000, respectively. The amortization of leasehold costs applicable to those oil and gas properties for the nine months ended October 31, 1995 and 1994 was $25,000 and $80,000, respectively.

                 General and administrative expenses for the quarter and nine months ended October 31, 1995 were approximately $329,000 and $978,000, respectively, as compared to $437,000 and $869,000 for the quarter and nine months ended October 31, 1994. The increase in general and administrative expenses is the result of the addition of office space and employees necessary to operate the additional oil and gas properties acquired in 1994. As the operator of these oil and gas properties, the Company charges participating working interest owners, including an affiliated limited partnership, for overhead based on the Council of Petroleum Accountants Societies ("COPAS") monthly rates. COPAS overhead rates are charged on an individual well basis to reimburse the operator for general costs of executive and administrative functions incurred by the corporate office for operating wells. General and administrative expenses were not reduced significantly by charges to other working interest owners since the Company is the majority owner of the operated oil and gas properties.

                 Liquidity and Capital Resources

                 As a result of the sale of the offshore property and West Texas properties and the resulting reduction of $970,000 in the Company's bank indebtedness, the Company's bank lender restructured the Company's monthly principal and interest payments through May 31, 1996. The restructured monthly payments of principal and interest are $50,000 through August 1995, $55,000 through December 1995 and $61,000 through May 1996, the maturity date for the bank debt. The bank, at its sole discretion, has the option to renew or extend the maturity date of the Company's bank indebtedness. As of October 31, 1995, the outstanding principal balance of the bank indebtedness was approximately $1,750,000. It is expected that the principal balance remaining on the bank indebtedness will be approximately $1.4 million at May 31, 1996, the current maturity date. No assurances can be given that the Bank will agree to renew, extend or restructure the Company's bank debt.

                 The Company consummated on September 27, 1995 a private offering of 11.50% Subordinated Notes for a total principal amount of $2,000,000 combined with the issuance of Warrants to the debt holders which provide for the purchase of up to 1,338,160 shares of Class A Common Stock, par value $.01 per share, of the Company at an exercise price of $0.40 per share. Interest on the subordinated notes is payable quarterly with quarterly principal installments equal to 3.125%, 9.375% and 12.5% of the original principal amount of the subordinated notes payable during the third, fourth and fifth years, respectively. The subordinated notes mature on September 30, 2000. The subordinated notes were issued primarily to finance further development and production enhancements to certain West Texas oil and gas properties acquired by the Company in 1994. The Company has commenced the contemplated plan of development and workover to certain oil and gas properties with certain of the $1,852,000 net proceeds provided to the Company by the private offering.

                 The Company's ability to meet its current financial commitments and to have access to additional working capital to operate and develop its existing oil and gas properties is dependent on the market prices for oil and natural gas, the production levels of the specific properties, and the success of the development program commenced by the Company. No assurances can be given that the Company's current development efforts will be successful or that the Company will be able to meet its current obligations or secure additional working capital for further development of existing properties or acquisition of additional properties.

                 The Company is not obligated to provide a fixed or determinable quantity of oil or gas in the future under any existing contracts, agreements or any hedge or swap arrangements.


                                    PART II

                               OTHER INFORMATION


ITEM 1.          LEGAL PROCEEDINGS
                 None.

ITEM 2.          CHANGES IN SECURITIES
                 The Company consummated on September 27, 1995 a private offering of 11.50% Subordinated Notes for a total principal amount of $2,000,000 combined with the issuance of Warrants to the debt holders which provide for the purchase of Class A Common Stock, par value $.01 per share, of the Company at an exercise price of $0.40 per share. A more detailed explanation can be obtained from the Form 8-K filed on October 19, 1995.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES
                 None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 None.

ITEM 5.          OTHER INFORMATION
                 None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

                          Exhibit 4.1 Note Purchase Agreement, dated September 27, 1995, by and among the Company, Rio Grande Drilling
                                           Company, and the various purchasers
                                           of 11.50% Subordinated Notes due
                                           September 30, 2000.

                          Exhibit 4.2 Form of Common Stock Purchase Warrant issued in connection with the Offering described in this report.

                          Exhibit 99.1 Private Offering Memorandum of the Company dated August 27, 1995.

                 (b)      Reports on Form 8-K

                          1) Explanation of consummation of a private offering of 11.50% subordinated notes in the total amount of $2,000,000 and the issuance of Warrants equivalent to 1,388,160 shares of Class A Common Stock - October 19, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RIO GRANDE, INC.



Date:  December 14, 1995        By:   /s/ Guy R. Buschman
                                -------------------------------------------
                                      Guy R. Buschman, President



Date:  December 14, 1995        By:   /s/ Gary Scheele
                                -------------------------------------------
                                      Gary Scheele, Secretary and Treasurer
                                      (principal financial officer)