Form 10KSB
period 1996-01-31
RIO GRANDE INC /DE/
filed 1996-04-30
CIK 352964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

                [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended January 31, 1996
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From....................... to.......................
Commission File Number 1-8287
                                RIO GRANDE, INC.
             (Exact Name of Registrant as Specified in its Charter)
         Delaware                                                  74-1973357
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organizati                                 Identification No.)

10101 Reunion Place, Suite 210, San Antonio, Texas                   78216-4156
(Address of Principal Executive Office)                              (Zip Code)

         Registrant's Telephone Number Including Area Code: 210-308-8000
           Securities registered pursuant to Section12(b) of the Act:

  Title of each class                Name of each exchange on which registered
        None                                        None

           Securities Registered Pursuant to Section 12(g) of the Act:

            Title of each class: Class A Common Stock, $.01 par value
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Total revenues for the year ended January 31, 1996 were $3,632,171.

At March 31, 1996, there were 5,552,760 shares of the registrant's common stock outstanding. Of this amount, 1,344,000 shares were held by non-affiliates. There has been no established market for the Registrant's common stock since the end of 1985.

                       DOCUMENTS INCORPORATED BY REFERENCE
          Document                                            Form 10-K Part
Portions of the Proxy Statement for the Annual Meeting          Part III
of Stockholders to be held July 1, 1996

                                     PART I

Item 1.

General

         Rio Grande, Inc. (the "Company"), which hereinafter in general refers to Rio Grande, Inc., its subsidiaries and affiliates, is a Delaware corporation originally formed as a Texas corporation in 1978. The Company is engaged in the acquisition, production, sale and development of oil and gas properties located in Texas, Oklahoma, onshore and offshore Louisiana, Michigan, Mississippi, Montana, and Wyoming.

         Rio Grande Drilling Company ("Drilling"), a Texas corporation and wholly-owned subsidiary of the Company, as general partner, formed a Texas limited partnership, Rio Grande Offshore, Ltd. ("Offshore") in June 1992, in which Drilling had an 80% ownership interest. In August 1994, Rio Grande Desert Oil Company ("Desert"), a Nevada corporation and wholly-owned subsidiary of Drilling, was formed and Drilling conveyed to Desert a 40% partnership interest in Offshore. Desert became a limited partner in Offshore, ultimately owning a 79% limited partnership interest. Drilling remained as the general partner of Offshore with a 1% general partnership interest. Substantially all of the leasehold interests owned by the Company as of January 31, 1996 were held through Offshore with Drilling as the 1% general partner and the limited partners being as follows: Desert, with a 79% limited partnership interest; Robert A. Buschman ("Buschman"), Chairman of the Board, Chief Executive Officer and shareholder of the Company, with a 10% limited partnership interest; and H. Wayne Hightower and H. Wayne Hightower, Jr. (collectively, "Hightowers") with 7% and 3% limited partnership interests, respectively.

         In September 1995, the Company concluded a private offering of 11.50% subordinated notes ("Notes") in the principal amount of $2,000,000 and issued warrants to the holders of the Notes ("Holders") which provided for the purchase of 1,388,160 shares of Class A Common Stock, par value $.01 per share, of the Company at an initial exercise price of $0.40 per share, subject to adjustment under certain circumstances. In connection with the modifications and amendments to the Notes discussed below, the warrant exercise price was reduced to $0.20 per share. The Notes were issued primarily to finance further development and production enhancements to certain oil and gas properties owned and operated by the Company.

         In March 1996, the Company entered into a commitment letter with a new lender to replace the Company's then existing bank indebtedness of approximately $1,575,000. The commitment letter required that the Company obtain certain modifications and amendments from the Holders before the new credit facility could be concluded. Such consents and amendments, including restructuring of the payment terms of the Notes, were approved by the Holders on March 8, 1996, at which time the Company executed the loan agreement which provided a new senior credit facility ("Senior Credit Facility") in an aggregate principal amount of up to $10,000,000, subject to limitations on availability as a result of the borrowing base determination.

         The Company also obtained the consent of the Holders to restructure Offshore in order to permit the Company to realize certain efficiencies through the proportionate allocation of working interest expenses and overhead to the then existing minority limited partners of Offshore. As a result of the restructuring, Buschman and the Hightowers became proportionate individual working interest owners of the onshore oil and gas properties previously owned by them through their proportionate limited partnership interests in Offshore. The offshore oil and gas properties held by Offshore were conveyed into a new Texas limited partnership, Rio Grande GulfMex, Ltd. ("GulfMex"), which holds the same beneficial ownership in the offshore oil and gas properties as Offshore held prior to the restructure. Offshore is the sole general partner of GulfMex. The partnership agreement for GulfMex is substantially the same as the existing Offshore partnership agreement.

         As a result of the restructuring, Buschman and the Hightowers directly own (1) 20% of the onshore leasehold working interests formerly owned by them through Offshore; and (2) a 20% limited partnership interest in GulfMex. Buschman and the Hightowers no longer are limited partners in Offshore, however, the reorganized Offshore ("Offshore-New") remains in existence as a Texas limited partnership with Drilling as the general partner with a 1.25% partnership interest and Desert a 98.75% limited partnership interest.

         As additional consideration for the restructuring, Buschman and the Hightowers retained the right to participate in acquisitions of oil and gas properties in those areas where Offshore had properties as of the effective date of the restructuring. The effective date of the restructuring was February 1, 1996. Any participation in the subsequent acquisition of oil and gas properties in those areas of mutual interest will be on a basis proportionate to the percentage interests of Buschman and the Hightowers in Offshore prior to the restructuring and would provide for sharing of economic benefits and burdens in accordance with the relative ownership interests.

         As a result of the Company's 80% ownership interest, Offshore's financial statements are combined with the Company's financial statements prepared as of January 31, 1996. The minority interests of Buschman and the Hightowers are set forth separately in the balance sheet and the statement of operations of the Company. Subsequent to January 31, 1996, Offshore-New will be 100% indirectly owned by the Company and GulfMex will be 80% indirectly owned by the Company which will be reflected in the combined financial statements prepared subsequent to January 31, 1996. Except as otherwise indicated, all financial and production data included in this report are net to the Company's interest.

         From June 1992 to January 1996, Offshore has acquired non-operated oil and gas leasehold interests with total proved reserves of 500,000 bbls oil and 7 Bcf gas. In July 1994, Offshore acquired certain operating oil and gas leasehold interests with net total proved reserves of 383,000 bbls and 2 Bcf gas. These operated oil and gas properties, in which Offshore is the principal working interest owner, are located primarily in Jack and Young Counties in North Texas and Tom Green County in West Texas.

         On March 11, 1996, Offshore-New acquired a 3.125% leasehold interest in a non-operated producing federal oil and gas lease and platform located offshore Louisiana for $900,000 which has net total proved reserves of approximately 927,000 mcf gas and 61,000 bbls of condensate. Although this acquisition is an interest in only one offshore well and therefore presents a greater degree of risk then the acquisition of multiple properties, the current cash flow received from the well, if sustained, provides for less than a three year payout of the acquisition costs.

         On March 26, 1996, Offshore-New acquired various leasehold interests in three gas wells located in Wheeler County, Texas for a net purchase price of $370,500. The total net proved reserves acquired by this acquisition were approximately 3,000 bbls oil and condensate and 868,000 mcf gas. Drilling will operate the gas wells. Buschman and the Hightowers exercised their right under the area of mutual interest agreement by purchasing their proportionate 20% interests in these leasehold interests.

         On April 12, 1996, Offshore-New acquired various leasehold interests in 31 oil wells located in Mississippi and Louisiana for a net purchase price of approximately $2,800,000, which includes 23 wells to be operated by Drilling. The total net proved reserves acquired were approximately 725,000 bbls oil and condensate.

         It is the Company's intention to continue focusing its efforts on acquiring oil and gas production for the account of Offshore-New. The Company expects to make its own geological and geophysical evaluations of potential oil and gas property acquisitions. The Company's criteria for potential acquisitions include, but are not limited to, operated properties having what management believes are attractive exploration and development potentials.

Exploration, Production and Acquisition Risks

         The business of acquiring producing oil and gas properties is an inherently speculative activity that involves a high degree of business and financial risk. Property acquisition decisions generally are based on various assumptions and subjective judgments relating to achievable production and price levels which are inherently uncertain and unpredictable. Although available geological and geophysical information can provide information on the potential for previously overlooked or untested formations, it is impossible to determine accurately the ultimate production potential, if any, of a particular well. Actual oil and gas production may vary considerably from anticipated results. Moreover, the acquisition of a property or the successful recompletion of an oil or gas well does not assure a profit on the investment or return of the cost thereof. There can be no assurance that the Company will succeed in its efforts to acquire additional older oil and gas wells or in its development efforts aimed at increasing or restoring production from either currently owned or acquired wells. If the Company over-estimates the potential oil and gas reserves of a property to be acquired, or if its subsequent operations on the property are unsuccessful, the acquisition of the property could result in losses to the Company. Except to the extent that the Company acquires additional recoverable reserves or conducts successful exploration and development programs on its existing properties, the proved reserves of the Company will decline over time as they are produced. There can be no assurances that the Company will be able to increase or replace reserves through acquisitions, exploration and development or that recent production levels can be sustained or increased.

Access to Working Capital

         The oil and gas industry is capital intensive. Depending upon the production levels of the Company's oil and gas properties and the prices received for products produced, the Company may need additional financing to continue acquisition and development of producing oil and gas properties. Such financing may consist of bank or other commercial debt, forward sales of production, debt securities, equity securities or any combination thereof. The Company experienced net losses of $465,000 and $457,000 for the fiscal years ended January 31, 1996 and 1995, respectively, and continued losses could adversely affect the Company's ability to obtain such additional financing. The Company has no commitment for additional financing and there can be no assurance that the Company will be successful in obtaining financing when required. The Company's ability to meet its financial requirements under the terms of existing debt agreements is dependent upon the deliverability and price received for products produced. If the Company is unable to obtain additional financing when needed, it would consider, among other alternatives, sale of certain of its leasehold interests for additional capital, the curtailment of property acquisitions or development activities until internally generated funds become available, or other strategic alternatives in an effort to meet its financial requirements.

Estimates of Oil and Gas Reserves

         There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and cash flows attributable to such reserves, including factors beyond the control of the Company and its engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to such reserves, is a function of the available data, assumptions regarding future oil and gas prices and expenditures for future development and exploitation activities, and of engineering and geological interpretation and judgment. Additionally, reserves and future cash flows may be subject to material downward or upward revisions, based upon production history, development and exploitation activities and prices of oil and gas. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and the value of cash flows from such reserves may vary significantly.

Price Risks

         In addition to production levels, the Company's revenues, profitability, cash flow, future growth and the carrying value of its oil and gas properties are affected by changes in oil and gas prices. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on economic terms is substantially dependent upon such prices. Prices for oil and gas are subject to large fluctuations in response to changes in supply, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the national economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Decreases in the prices of oil and gas have had and could continue to have an adverse effect on the carrying value of the Company's proved reserves, borrowing capacity, revenues, profitability, and cash flow.

         Volatile oil and gas prices also make it difficult to estimate the value of producing properties for acquisition as well as budget for and project the return on development projects. Volatile prices often cause disruption in the market for oil and gas producing properties as buyers and sellers have difficulty agreeing on the value of properties.

Competition

         The oil and gas industry is highly competitive. The Company's competitors include major integrated oil companies, substantial independent energy companies, affiliates of major interstate pipelines and national and local gas gatherers. Many such competitors are larger and have substantially greater financial resources than the Company. The market for acquisition of existing oil and gas properties is particularly competitive, and no assurance can be provided that acquisitions of additional properties, if successfully identified, can be concluded on favorable economic terms.

Markets

         The Company's ability to market oil and gas from its wells depends upon numerous factors beyond its control, including the extent of domestic production and imports of oil and gas, the proximity of the Company's gas production to gas pipelines, the availability of capacity in pipelines, the demand for oil and gas by utilities and other end users, the effects of inclement weather, state and federal regulation of oil and gas production, and federal regulation of gas sold or transported in interstate commerce. There is no assurance that the Company will be able to market all of the oil or gas produced by it or that favorable prices can be obtained for the oil and gas produced.

Regulation of Oil and Gas Producing Activity

         The interstate transportation and certain sales for resale of natural gas in interstate commerce are regulated by the Federal Energy Regulatory Commission ("FERC") pursuant to the Natural Gas Act of 1938 ("NGA"), the Natural Gas Policy Act of 1978 ("NGPA") and other related statutes. In recognition of the current highly competitive market for natural gas, FERC has authorized certain other types of gas shelters which remain subject to FERC's interstate sale-for-resale jurisdiction, such as intrastate pipeline companies and local distribution companies, to make sales at market prices in direct competition with deregulated "first sellers" such as the Company. The FERC continues to regulate interstate natural gas pipeline transportation rates and service conditions pursuant to the NGA and NGPA. Federal regulations of interstate transporters affects the marketing of natural gas produced by the Company as well as the revenues received by the Company for sales of such natural gas.

         The State of Texas as well as other states require permits for drilling, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. The statutes and regulations for the State of Texas and certain other states limit the rate at which oil and gas can be produced from certain oil and gas properties.

         Other statutes and regulations address conservation matters, provisions for the unitization or pooling of oil and gas properties, the establishment of spacing requirements, and the plugging and abandonment of oil and gas wells.

Environmental Regulations

         The Company's oil and gas properties are subject to numerous federal, state and local laws and regulations related to protection of the environment. The Company believes its oil and gas properties and the related operations are in substantial compliance with applicable material environmental laws and regulations. The Company is not a party to any litigation involving environmental matters and has not been notified by any federal, state, or local governmental agency that it is responsible for any environmental cleanup. The trend in environmental legislation is towards stricter standards; however, the Company is not aware of any future environmental standards that are reasonably likely to be adopted that will materially affect the Company.

Operating Hazards and Insurance

         The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blowouts, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures, and discharges of toxic gases. The occurrence of any of the above could result in substantial losses to the Company as a result of injuries, loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigations, penalties, and suspension of operations. In addition to the foregoing, all of the Company's operations that are currently offshore are subject to the additional hazards of marine operations, such as capsizing, collision, and adverse weather and sea conditions.

         The Company maintains customary insurance in accordance with industry practice against some, but not all, of the risks described above. The Company's insurance does not cover business interruption or protect against loss of revenues. There can be no assurance that any insurance obtained by the Company will be adequate to cover all losses or liabilities. The Company cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify the premium cost. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and operations.

Employees

         At January 31, 1996, the Company and its affiliates had 14 employees, three of whom are in executive positions.

Item 2.  Properties

Oil and Gas Properties

         The following table details the Company's working interest in oil and gas properties as of January 31, 1996. All of the properties are located within the United States.

Acreage

         The following table sets forth the developed and undeveloped oil and gas acreage in which the Company has an interest as of January 31, 1996. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves.

                                      Developed Acreage      Undeveloped Acreage
                                     ------------------      ------------------
                                      Gross      Net(1)       Gross     Net (1)
                                      Acres       Acres       Acres      Acres
                                     ------      ------      ------      -----
Location:
  Offshore-Louisiana                  8,960         487      46,040      2,093
  Montana                               320         136        --         --
  Louisiana                           2,122           7        --         --
  Oklahoma                           13,639       1,424        --         --
  Texas                              25,409      16,898        --         --
  Wyoming                               960          75        --         --
  Michigan                              152           5        --         --
                                     ------      ------      ------      -----
             Total                   51,562      19,032      46,040      2,093
                                     ======      ======      ======      =====




 (1) For further information regarding the Company's oil and gas activities, see Note 8 of Notes to Combined Financial Statements which is incorporated herein by reference.

Gross and Net Productive Wells

         The following table sets forth the gross and net number of productive, dry, and development or exploratory wells in which the Company had ownership interests in fiscal 1996. "Gross wells" refers to the total wells in which the Company has an interest. "Net wells" refers to the percentage of interest owned by the Company in the gross wells.


                                       Oil/Condensates           Natural Gas
                                     -------------------     ------------------
                                      Gross      Net (1)      Gross     Net (1)
                                     ------      ------      ------     ------
Location:
  Offshore - Louisiana                   16         1.0          13        1.1
  Montana                                 2         1.0          --        --
  Louisiana                              --         --            6        --
  Oklahoma                                7         6.0          23        1.0
  Texas                                 249       203.0          70       57.0
  Wyoming                                 8         1.0          --        --
  Michigan                               --         --            1        --
                                     ------      ------      ------     ------
             Total                      282       212.0         113       59.1
                                     ======      ======      ======     ======



 (1) For further information regarding the Company's oil and gas activities, see Note 8 of Notes to Combined Financial Statements which is incorporated herein by reference.

Title to Properties

         The Company believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens for existing indebtedness, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of the oil and gas properties.

Executive Office

         The Company's executive offices occupy approximately 8,900 square feet of leased space in San Antonio, Texas. The mailing address, telephone and telefax, respectively, for the executive offices is: 10101 Reunion Place, Suite 210, San Antonio, Texas 78216-4156, (210) 308-8000, (210) 308-8111.

Item 3.  Legal Proceedings

         The Company is not a party to any material legal proceedings now pending and has no knowledge that any such proceedings are contemplated.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         There are presently no listed market quotes for the Company's common stock. The Company has no immediate plans for seeking a listing on a nationally recognized exchange.

         As of March 31, 1996, there were approximately 632 shareholders of record.

         The Company has never paid cash dividends and does not anticipate payment of any dividends in the future. The Senior Credit Facility and Notes restrict the payment of dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         In March 1994, Offshore purchased working interests in 24 producing oil and gas wells located in Polk County, Texas for approximately $160,000. In May 1994, an additional 38 producing non-operated oil and gas properties were acquired in Oklahoma, Wyoming and North Texas for approximately $807,000. In July 1994, Offshore completed the acquisition of leasehold interests in 152 oil and gas wells located in Texas, Oklahoma, and Montana for approximately $2,605,000. With this acquisition, Drilling assumed the operating responsibilities of the seller. The acquisition price also included some non-operated properties, real estate, furniture, fixtures, and other office equipment.

         In May 1995, Offshore sold its interest in a certain oil and gas property located offshore Louisiana. The Company's decision to sell its interest in this offshore property was motivated by several factors, principally the planned suspension of production from the property pending completion of a development program by the operator and majority interest owner of this property, projected development costs of approximately $300,000 to the Company's interest, and management's belief that the Company's resources could be more productively employed in development efforts associated with other properties owned and operated by the Company. In July 1995, Offshore sold additional oil and gas properties located in West Texas. Drilling received cash distributions attributable to its 80% interest of $1,032,000 and $184,000 from the sale of the described offshore and West Texas properties, respectively. From the proceeds of these sales, $800,000 and $170,000, respectively, were applied to reduce bank indebtedness of the Company.

         Prior to February 1, 1996, Drilling's ownership interest in the oil and gas properties acquired by Offshore was 80%. Buschman and the Hightowers owned the remaining 20% interest. As a result of the Company's 80% ownership interest, Offshore's financial statements are combined with the Company's financial statements as of January 31, 1996. The minority interests of Buschman and the Hightowers are separately set forth in the balance sheet and the statements of operations of the Company.

         Effective February 1, 1996, Buschman and the Hightowers agreed to restructure Offshore whereby the aggregate 20% minority limited partnership interests of Buschman and the Hightowers would be redeemed, and as a result of in-kind distributions, Buschman and the Hightowers became proportionate working interest owners of the onshore oil and gas properties previously held by Offshore. All existing interest in the offshore oil and gas properties held by Offshore at January 31, 1996, were conveyed to GulfMex, a newly formed Texas limited partnership, which has the same proportionate ownership structure as that of Offshore prior to the restructuring. Buschman and the Hightowers no longer are limited partners of Offshore-New and are now 20% limited partners in GulfMex. Subsequent to January 31, 1996, Offshore-New will be 100% indirectly owned by the Company and GulfMex will be 80% indirectly owned by the Company, which will be reflected in the combined financial statements prepared subsequent to January 31, 1996.

         The Company has adopted the successful efforts method of accounting for the oil and gas properties purchased. Under this method of accounting, the acquisition costs of the oil and gas properties applicable to proved reserves are amortized as produced on the unit-of-production method. Future development costs or exploratory costs applicable to purchased properties are capitalized and amortized on the unit-of-production method if proved reserves are discovered or expensed if the well is a dry hole.

         The existing oil and gas properties which are located in federal waters offshore Louisiana consist of a series of platforms for each "OCS" lease which accommodate one or more producing oil and gas wells. Federal regulations mandate strict rules for the plugging and abandonment of the offshore wells and platforms. Due to the offshore locations, the costs related with such plugging and abandonment can be substantial; therefore, the operator of the offshore oil and gas properties has scheduled monthly deductions from production proceeds of the working interest owners of certain properties to fund the total estimated liability at the completion of the productive life of the wells and platform. Offshore's, and subsequent to January 31, 1996, GulfMex's estimated ultimate plugging and abandonment requirements may increase due to inflation or other circumstances, or may decrease as a result of the sale of the platform with the buyer assuming plugging and abandonment liabilities. The operator estimates the total plugging and abandonment liability to be $1,650,000, of which approximately $1,040,000 has been accrued. Offshore's abandonment escrow account as of January 31, 1996 is approximately $1,036,000. This escrow account was conveyed to GulfMex subsequent to January 31, 1996.

         Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The effect of adopting this Statement is not expected to be material to the Company.

Fiscal Year Ended January 31, 1996

         For the fiscal year ended January 31, 1996, combined revenues from the sale of oil and gas products were approximately $3,632,000. Total product sold in fiscal year 1996 was approximately 97,000 bbls oil and condensate and 1,208,000 mcf gas. Production costs and other related miscellaneous expenses were approximately $2,002,000. Dry hole costs and lease abandonments incurred during the fiscal period were approximately $276,000. The provision for the plugging and abandonment cost of the offshore platforms and wells owned by Offshore for fiscal 1996 was approximately $180,000.

         Depletion of oil and gas properties for the fiscal year ended 1996 based on the units of production method was approximately $1,096,000.

         General and administrative expenses for the year ended January 31, 1996 were approximately $1,336,000. The increase in general and administrative expenses is the result of the addition of office space and employees necessary to operate the properties acquired in July 1994. Interest expense of approximately $318,000 was incurred on the Company's outstanding debt. For the fiscal year ended January 31, 1996, interest expense increased due to the addition of $2,600,000 debt with the acquisition of oil and gas properties in July 1994 and the issuance on September 27, 1995 of $2,000,000 of 11.50% Notes to finance a development program on certain oil and gas properties located in Texas.

         During the fiscal year ended January 31, 1996, Offshore recognized a $1,108,800 gain on the sale of producing properties located offshore Louisiana, and $100,000 gain on the sale of producing properties located in Texas. Other gain recognized by the Company was for the sale of salvage equipment.

         The decrease in production revenues noted in fiscal 1996 as compared to fiscal 1995 primarily resulted from the sale by Offshore of the oil and gas property located offshore Louisiana effective April 1, 1995. During the year ended January 31, 1995, this offshore property accounted for approximately $579,000 in production revenues and $63,000 in operating expenses, as compared to $88,000 in production revenues and $10,000 in operating expenses generated during the year ended January 31, 1996.

Fiscal Year Ended January 31, 1995

         For the fiscal year ended January 31, 1995, combined revenues from the sale of oil and gas products were approximately $4,205,000. Total product sold in fiscal 1995 was approximately 94,000 bbls oil and condensate and 1,347,000 mcf gas. Production costs and other related miscellaneous expenses were approximately $1,729,000. Dry hole costs and lease abandonments incurred during the fiscal period were approximately $281,000. The provision for the plugging and abandonment cost of the offshore platforms and wells owned by Offshore for fiscal 1995 was approximately $183,000. During the same period, approximately $109,000 received from the sale of oil and gas was deposited to Offshore's escrow account maintained by an independent trust agent.

         Depletion of oil and gas properties for the fiscal year ended 1995 based on the units of production method was approximately $1,141,000.

         Interest  expense  of  approximately   $197,000  was  incurred  on  the
Company's outstanding debt for the funding of oil and gas property acquisitions.

         During the fiscal year ended January 31, 1995, Offshore sold producing property in Texas, recognizing a gain on the sale of approximately $109,000. Other gain recognized by the Company was for the sale of salvage equipment.

         In July 1994, Offshore completed the acquisition of ownership interests in 152 oil and gas wells located in Texas, Oklahoma and Montana. With this acquisition, Drilling assumed the operating responsibilities of the seller. The acquisition price included some non-operated properties, real estate, furniture, fixtures and other office equipment. Increases in revenues, costs and expenses in fiscal year 1995 compared to 1994 are primarily as a result of this acquisition. General and administrative expenses for the year ended January 31, 1995 were approximately $1,152,000 as compared to $907,000 during the year ended January 31, 1994 as a result of the additional employees required for Drilling's operating responsibilities.

Liquidity and Capital Resources

         During the fiscal year ended January 31, 1995, the Company expended approximately $3,572,000 for the purchase of oil and gas producing properties. The Company funded its interest in these acquisitions through additional bank financing of $3,025,000 from its existing lender. Drilling retired approximately $755,000 of its outstanding debt during the fiscal year ended January 31, 1995. Debt outstanding at January 31, 1995 was $3,017,804.

         In May 1995, Offshore sold its interest in a certain oil and gas property located offshore Louisiana. Proceeds from the sale of this property were approximately $1,290,000, which resulted in a gain on sale to the partnership of approximately $1,085,000. Drilling, as an 80% partner, received a cash distribution of approximately $1,032,000 from the sale, of which $800,000 was applied as a principal reduction on the Company's then outstanding bank indebtedness, which was secured by substantially all of the Company's interest in the properties owned by Offshore. Effective July 1995, the Company sold its interest in certain additional properties for approximately $184,000 and applied $170,000 of the proceeds to a further reduction of bank indebtedness. As a result of the reductions in outstanding indebtedness, the bank agreed to restructure the Company's principal and interest payments through the maturity date for the bank debt. The scheduled monthly payments of principal and interest, as restructured, were $50,000 through August 1995, $55,000 through December 1995, and $61,000 to May 1996, the maturity of the then existing bank indebtedness.

         On September 27, 1995, the Company consummated a private offering of 11.50% Notes in the aggregate principal amount of $2,000,000 with warrants providing for the purchase of an aggregate of 1,388,160 shares of Class A Common Stock, par value $.01 per share, of the Company at an initial exercise price of $0.40 per share, subject to adjustment under certain circumstances. In connection with the modifications and amendments to the Notes discussed below, the warrant exercise price was reduced to $0.20 per share. The Notes were issued primarily to finance further development and production enhancements to certain oil and gas properties acquired by the Company in 1994. Net proceeds of approximately $1,852,000 were provided to the Company by the private offering.

         In March 1996, the Company entered into a commitment letter with a new lender to replace the Company's then existing bank indebtedness of approximately $1,575,000. The commitment letter required that the Company obtain certain modifications and amendments from the Holders before the new credit facility could be concluded. Such consents and amendments were approved by the Holders on March 8,

1996. As amended, the Notes provide for a final maturity on September 30, 2002 (instead of September 30, 2000) and the quarterly amortization of principal over four years, commencing in December 1998, at annual rates of 12.5%, 12.5%, 37.5% and 37.5% of the original principal amount (instead of amortization of principal over three years, commencing in December 1997, at annual rates of 12.5%, 37.5% and 50% of the original principal amount). In addition to other provisions amended, the exercise price of the warrants granted was reduced from $.40 per share to $.20 per share.

         The Company's new Senior Credit Facility provides for up to $10,000,000 in borrowings, subject to limitations on availability as a result of the Borrowing Base determination. The initial borrowing base ("Borrowing Base") under the Senior Credit Facility is $4,967,000. The Borrowing Base will be redetermined by the lender each year on February 1 or sooner, if specially requested by the Company. The Borrowing Base is an amount as determined by the lender, at its sole discretion, using procedures and standards customary for its petroleum industry customers, as the amount which the Company's oil and gas properties will support the principal balance outstanding under the Senior Credit Facility. Initial proceeds from the Borrowing Base were used to refinance the Company's existing senior indebtedness of $1,575,000 on March 11, 1996 and provide $900,000 to purchase a 3.125% working interest in an existing producing oil and gas lease located offshore Louisiana which increased the Company's net proved gas reserves by 927,000 mcf.

         On March 26, 1996, Offshore-New acquired leasehold interests in three gas wells located in Wheeler County, Texas for a net purchase price of approximately $370,500. Funds of $320,500 from the Borrowing Base and working capital of $50,000 were used by the Company to make the acquisition of these wells. The total net proved reserves acquired by this acquisition were 3,000 bbls oil and condensate and 868,000 mcf gas. Drilling will operate the gas wells.

         On April 12, 1996, Offshore-New acquired various leasehold interests in approximately 31 onshore oil and gas wells located in Mississippi and Louisiana for an acquisition of price of approximately $2,800,000, which includes 23 wells to be operated by Drilling. The total net proved reserves acquired were 725,000 bbls oil and condensate. At closing, the Company paid for half of the acquisition price with funds of approximately $1,100,000 from the Borrowing Base and approximately $300,000 of working capital. By agreement with the seller, the remaining balance of approximately $1,400,000 was financed by a note issued to the seller ("Seller's Note") which will be payable with interest payable at prime on August 30, 1996.

         On April 30, 1996, approximately $1,100,000 of the Company's Borrowing Base remains available to fund a portion of the Seller's Note. Under the terms of the Senior Credit Facility, monthly reductions of $82,000 to the Borrowing Base commenced April 1, 1996. Beginning March 1, 1997, the Borrowing Base will be subject to further monthly reductions of $108,833 through January 1, 1998. When the outstanding principal under the Senior Credit Facility exceeds the Borrowing Base, the Company must make principal payments to reduce the outstanding balance to amount equal to or less then the Borrowing Base. On February 1, 1998, which is the maturity date of the Senior Credit Facility, the principal debt then outstanding shall be due and payable. The interest rate to be charged on the outstanding principal balance is based on the lender's prime rate plus 1%. All of the Company's interests (direct and indirect) in existing oil and gas properties, miscellaneous assets, and future oil and gas property acquisitions serve as collateral for the Senior Credit Facility. The Senior Credit Facility contains various restrictions including, but not limited to, restrictions on payments of dividends or distributions other than capital distributions to Buschman and the Hightowers in GulfMex, maintenance of positive working capital, and no change in the ownership control or the President of the Company.

         Lower oil and gas prices during calendar year 1995 adversely affected the Company's financial performance and cash flow. Approximately 54% of the Company's sales production volume during fiscal year ended January 31, 1996 was from gas. The average gas price for fiscal year 1995 was approximately $1.88 per Mcf which decreased to an average of approximately $1.68 per Mcf for fiscal year ended January 31, 1996. Although posted gas and oil prices increased significantly during the fourth quarter of the fiscal year ended January 31, 1996, regional prices for those products did not increase at the same rate.

         The Company's ability to meet its current financial commitments, including those imposed by existing debt agreements, and to have access to additional working capital to operate and develop its existing oil and gas properties is principally dependent on the market prices for oil and natural gas, the production levels of the Company's properties, and the success of the development program commenced by the Company. The Company has no commitment for additional financing and there can be no assurance that the Company will be successful in obtaining financing when and if required. If the Company is unable to obtain additional financing when needed, it would consider, among other alternatives, sale of certain of its leasehold interests for additional capital, the curtailment of property acquisitions or development activities until internally generated funds become available, or other strategic alternatives in an effort to meet its financial requirements.

         The Company is not obligated to provide a fixed or determinable quantity of oil or gas in the future under any existing contracts, agreements, hedge or swap arrangements.

Recent Operating Developments

         The Company operates a number of wells in the KWB Field in West Texas, in which Offshore-New has approximately 80% of the working interest. With a portion of the proceeds of the Notes, the Company initiated a pilot secondary recovery waterflood project in that field. The pilot development well and conversion of the surrounding production wells to water injection wells required capital expenditures of approximately $315,500 as of January 31, 1996. The waterflood pilot test was initially delayed at least thirty days due to equipment failures and freezing weather, but the water injection has been proceeding since January 1996. While the water injection wells are causing a build-up in reservoir pressure, no material additional incremental oil production has been experienced in the pilot development well.

         The Company expected that it would take several months before any noticeable increase in secondary recovery production, if any, would be realized. If the waterflood pilot proves successful, the projected number of additional development wells drilled would be 29 with projected development costs to the Company of approximately $5,800,000 and a projected increase in reserves of 1,100,000 bbls of oil equivalent. Should the waterflood pilot prove to be
uneconomical,   the  Company  would  likely  abandon  the  field.   The  Company
anticipates that the sale of salvageable equipment would exceed plugging and abandonment expense for the existing production and water injection wells.

         The Company attempted reworking three gas wells in Wheeler County, Texas during the last quarter of fiscal year 1996 by recompleting the wells in the Granite Wash production intervals. Although drilling logs and information gathered from adjacent gas wells which produced in the same horizon indicated good production potential, the Company encountered unexpected conditions in the wellbore which caused an incursion of water. The Company's effort to remedy the water incursion in the well bores proved unsuccessful, and in late March 1996, the Company abandoned the Granite Wash formation in two of the three wells. One gas well is continuing to produce from the Granite Wash, but such production is only marginally economical. The Company has expended approximately $248,000 for the workover and completion efforts for these wells as of January 31, 1996, of which approximately $203,000 was expensed as dry hole costs. Subsequent to January 31, 1996, an additional amount of approximately $141,000 has been expended, of which approximately $129,000 will be expensed as dry hole costs during the next fiscal year.

         Oil and gas exploration and production operations involve considerable economic risks. No assurances can be given that any current or future development plans and operations will be successful or that, if successful, production from the wells and the associated revenues over the productive life of the properties will equal or exceed the costs associated with properties and their development.

Item 7.  Financial Statements

         1) The financial statements of the Company beginning on page F-1 are filed as part of this Form 10-KSB.

         It was impracticable for the Company to obtain the historical financial records for the acquisition of South Timbalier Block 76 and Belle properties prior to filing of this Form 10-KSB. It is anticipated that the required financial statements for these acquisitions will be filed in a Form 8-K prior to May 24, 1996.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The Company has never changed accountants nor reported a disagreement on any matter of accounting principles.


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         See "Election of Directors" incorporated herein by reference from the Proxy Statement to the Company's Shareholders.

Item 10. Executive Compensation

         See "Executive Compensation" incorporated herein by reference from the Proxy Statement to the Company's Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         See "Voting Securities and Principal Shareholders" incorporated herein by reference from the Proxy Statement to the Company's Shareholders.

Item 12.  Certain Relationships and Related Transactions

         See "Related Transactions" incorporated herein by reference from the Proxy Statement to the Company's Shareholders.

Item 13.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           The exhibits listed on the accompanying Index to Exhibits on page E-1 are filed as part of this Form 10-KSB. The Company will furnish a copy of any exhibit to a requesting shareholder upon payment of a fee of $.25 per page.

                  (b)      Reports on Form 8-K

                           There were no reports on Form 8-K filed during the last quarter ended January 31, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIO GRANDE, INC.



By: /s/ ROBERT A. BUSCHMAN
         ROBERT A. BUSCHMAN, Chairman of the Board

Date:  April 30, 1996

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ ROBERT A. BUSCHMAN           Chairman of the Board          April 30, 1996
- -------------------------        (Principal Executive
ROBERT A. BUSCHMAN               Officer and Director)



/s/ GUY R. BUSCHMAN              President and Director         April 30, 1996
- -------------------------
GUY R. BUSCHMAN


/s/ GARY SCHEELE                 Vice President and             April 30, 1996
- -------------------------        Secretary/Treasurer
GARY SCHEELE                     (Principal Financial and
                                  Accounting Officer)


/s/ JOHN G. HURD                 Director                       April 30, 1996
- -------------------------
JOHN G. HURD


/s/ H. M. SHEARIN, JR            Director                       April 30, 1996
- -------------------------
H. M. SHEARIN, JR


/s/ RALPH F. COX                 Director                       April 30, 1996
- -------------------------
RALPH F. COX


/s/ HOBBY A. ABSHIER, JR         Director                       April 30, 1996
- -------------------------
HOBBY A. ABSHIER, JR

                                INDEX TO EXHIBITS

The following  exhibits are numbered in  accordance  with Item 601 of Regulation
S-B:

3(a)     Certificate of Incorporation of the Company

3(b)     Bylaws of the Company

4(a) Specimen stock certificate (incorporated by reference to Exhibit 4(a) to Form 8-K dated December 29, 1986 (File No. 1-8287))

4(b) Specimen Stock Purchase Warrant (incorporated by reference to Exhibit 4(b) to form 8-K dated December 29, 1986 (File No. 1- 8287)

4(c) Note Purchase Agreement, dated September 27, 1995, by and among the Company, Rio Grande Drilling Company, and the various purchasers of 11.50% Subordinated Notes due September 30, 2000 (incorporated herein by reference from October 31, 1995 Form 10-QSB).

4(d) Form of Common Stock Purchase Warrant issued in connection with the Offering described in this report (incorporated herein by reference from October 31, 1995 Form 10-QSB).

4(e) Amendments to Note Purchase Agreement, by and among the Company, Drilling and the Holders (incorporated herein by reference from March 26, 1996 Form 8-K).

4(f) Amendments to Notes, by and among the Company and the Holders (incorporated herein by reference from March 26, 1996 Form 8-K).

4(g) Consents to Proposed Transactions by the Holders to the Company (incorporated herein by reference from March 26, 1996 Form 8-K).

4(h) Amendment to Warrant Agreement among the Company and the Holders (incorporated herein by reference from March 26, 1996 Form 8-K).

10(a) Asset Purchase Agreement dated June 26, 1992 by and between SHV Oil and Gas Company and Rio Grande Drilling Company.

10(b) Agreement of Limited Partnership dated June 25, 1992 for Rio Grande Offshore, Ltd. between Rio Grande Drilling Company, Robert A. Buschman,
         H. Wayne Hightower and H. W. Hightower, Jr.

10(c) Loan Agreement by and between International Bank of Commerce and Rio Grande Drilling Company dated June 26, 1992.

10(d) Purchase and Sale Agreement dated May 24, 1995, between Newfield Exploration Company and Rio Grande Offshore, Ltd. for the sale of Ewing Bank Blocks 947/903 and Ship Shoal Block 356 at a sales price of $1,200,000 (incorporated by reference from July 31, 1995 Form 10-QSB).

10(e) Consulting Agreement dated August 10, 1995, between Hobby A. Abshier and Rio Grande, Inc. (incorporated by reference from July 31, 1995 Form 10-QSB).

10(f) Closing Agreement between Fortune Petroleum Corporation, Pendragon Resources, L.L.C. and Rio Grande Offshore, Ltd. dated March 6, 1996 for the acquisition of South Timbalier Block 76 (incorporated by reference from March 26, 1996 Form 8-K).

10(g) Loan Agreement between Comerica Bank-Texas, Rio Grande, Inc. and Rio Grande Drilling Company dated March 8, 1996 for a senior credit facility of $10,000,000 (incorporated herein by reference from March 26, 1996 Form 8-K).

10(h) Purchase and Sale Agreement between Belle Oil, Inc., Belle Exploration, Inc., Louisiana Well Service Co., Alton J. Ogden, Jr., Alton J. Ogden, Sr., Jeff L. Burkhalter and Rio Grande Offshore, Ltd. (incorporated herein by reference from April 29, 1996 Form 8-K).

22 The following list sets forth the name of each subsidiary or affiliate of the Company, with the State of incorporation as noted which are wholly-owned by the Company (except as noted):

                  Rio Grande Drilling Company, Texas corporation Rio Grande Desert Oil Company, Nevada corporation Rio Grande Offshore, Ltd., a Texas limited partnership Rio Grande GulfMex, Ltd., a Texas limited partnership (80% interest)

27       Financial Data Schedule (F-20).

99(a) Private Offering Memorandum of the Company dated August 27, 1995 (incorporated herein by reference from October 31, 1995 Form 10-QSB).

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Rio Grande, Inc.:

We have audited the combined balance sheet of Rio Grande, Inc. and Subsidiaries as of January 31, 1996, and the related combined statements of operations, shareholders' equity, and cash flows for the years ended January 31, 1996 and 1995. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Rio Grande, Inc. and Subsidiaries as of January 31, 1996, and the results of their operations and their cash flows for the years ended January 31, 1996 and 1995, in conformity with generally accepted accounting principles.





                                           KPMG PEAT MARWICK LLP




San Antonio, Texas
April 26, 1996

                        RIO GRANDE, INC. AND SUBSIDIARIES
                             Combined Balance Sheet

                                                               January 31, 1996
         Assets
 Current assets:
   Cash and cash equivalents                                         $1,244,268
   Trade receivables                                                    637,292
   Prepaid expenses                                                      13,555
                                                                     ----------
          Total current assets                                        1,895,115

 Property and equipment, at cost:
   Oil and gas properties, successful efforts
     method (notes 3 and 8)                                           7,979,389
   Transportation equipment                                              96,558
   Other depreciable assets                                             387,071
                                                                     ----------
                                                                      8,463,018
   Less accumulated depreciation, depletion
     and amortization                                                 3,331,866
          Net property and equipment                                  5,131,152

 Other assets:
   Platform abandonment fund (note 2)                                 1,035,570
   Other assets, net                                                    205,565
                                                                     ----------
                                                                      1,241,135
          Total Assets                                               $8,267,402
                                                                     ==========

          Liabilities and Shareholders' Equity
 Current liabilities:
   Accounts payable                                                     424,740
   Accrued expenses                                                     278,671
   Current installments of long-term debt (note 3)                      893,622
                                                                     ----------
          Total current liabilities                                   1,597,033

   Accrued platform abandonment expense                               1,039,358
   Long-term debt, excluding installments (note 3)                    2,790,593
   Minority interest in combined limited partnership                    983,990
                                                                     ----------
          Total liabilities                                           6,410,974

 Shareholders' equity (note 5):
   Common stock of $.01 par value. Authorized
     10,000,000 shares, issued and outstanding
     5,552,760 shares in 1996                                            55,528
   Additional paid-in capital                                         1,029,338
   Retained earnings                                                    771,562
                                                                     ----------
          Total shareholders' equity                                  1,856,428

 Contingent liabilities (note 2)                                           --
                                                                     ----------

          Total Liabilities and Shareholders' Equity                 $8,267,402
                                                                     ==========

See accompanying notes to combined financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                        Combined Statements of Operations


                                                      Year ended January 31,
                                                    --------------------------
                                                        1996           1995
                                                    -----------     ----------
 Revenues:
   Oil and gas sales                                $ 3,632,171      4,204,900
                                                    -----------     ----------
 Costs and expenses:
   Lease operating                                    2,002,218      1,729,475
   Dry hole costs and lease abandonments                276,058        280,915
   Depreciation, depletion and amortization           1,171,042      1,187,538
   Provision for abandonment expense                    180,000        182,997
   General and administrative                         1,336,309      1,162,621
                                                    -----------     ----------
      Total costs and expenses                        4,965,627      4,543,546
                                                    -----------     ----------
 Loss from operations                                (1,333,456)      (338,646)
                                                    -----------     ----------
 Other income (expenses):
   Interest expense                                    (318,222)      (196,670)
   Interest income                                       59,629         42,594
   Gain on sale of assets                             1,258,688        136,664
   Minority interest in earnings of combined
     limited partnership                               (128,794)       (97,828)
                                                    -----------     ----------
      Total other income (expenses)                     871,301       (115,240)
                                                    -----------     ----------
 Loss before income taxes                              (462,155)      (453,886)
 Income taxes (note 4)                                    2,924          3,000
                                                    -----------     ----------
 Net loss                                           $  (465,079)      (456,886)
                                                    ===========     ==========
 Net loss per common and common equivalent
   share                                            $     (0.09)         (0.08)
                                                    ===========     ==========
 Weighted average common and common
   equivalent shares outstanding                      5,231,177      5,609,467
                                                    ===========     ==========


See accompanying notes to combined financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Combined Statements of Shareholders' Equity



                                          Additional                Total
                                 Common    Paid-in     Retained  Shareholders'
                                 Stock     Capital     Earnings     Equity
                                -------   ---------   ---------   ---------
 Balances at January 31, 1994   $55,528   1,029,338   1,693,527   2,778,393
   Net loss                        --          --      (456,886)   (456,886)
                                -------   ---------   ---------   ---------
 Balances at January 31, 1995    55,528   1,029,338   1,236,641   2,321,507
   Net loss                        --          --      (465,079)   (465,079)
                                -------   ---------   ---------   ---------
 Balances at January 31, 1996   $55,528   1,029,338     771,562   1,856,428
                                =======   =========   =========   =========





























See accompanying notes to combined financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                        Combined Statements of Cash Flows

                                                         Year ended January 31,
                                                        ------------------------
                                                             1996         1995
                                                        ------------   ---------
Cash flows from operating activities:
  Net loss                                              $  (465,079)   (456,886)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
  Depreciation and amortization                              75,217      46,964
  Depletion of oil and gas producing properties           1,095,825   1,140,574
  Provision for abandonment expense                         180,000     182,997
  Gain on sale of assets                                 (1,258,688)   (136,664)
  Minority interest in equity of limited partnership        128,794      97,828
  Decrease in accounts receivable                           122,542      40,955
  Decrease in prepaid expenses                               16,524      69,292
  Increase in accounts payable and accrued
     expenses                                               315,617     228,767
  Increase (decrease) in accrued platform
     abandonment expense                                   (122,196)      8,168
                                                        -----------   ---------
Net cash provided by operating activities                    88,556   1,221,995
                                                        -----------   ---------
Cash flows from investing activities:
  Purchase and development of oil and gas
     producing properties                                  (828,061) (4,009,042)
  Additions to other property and equipment                 (33,119)   (221,816)
  Deletions from (additions to) platform abandonment fund    23,955    (122,256)
  Additions to other assets                                (147,650)    (74,413)
  Proceeds from the sale of property and equipment        1,646,834     354,039
                                                        -----------   ---------
Net cash provided by (used in) investing activities         661,959  (4,073,488)
                                                        -----------   ---------
Cash flows from financing activities:
  Proceeds from long-term borrowings                      2,000,000   3,100,737
  Repayment of long-term borrowings                      (1,333,589)   (755,158)
  Contribution from limited partners of
   combined limited partnership                              97,833     746,414
  Distribution to limited partners                         (465,183)   (385,627)
                                                        -----------   ---------
Net cash provided by financing activities                   299,061   2,706,366
Net increase (decrease) in cash and cash equivalents      1,049,576    (145,127)
Cash and cash equivalents at beginning of year              194,692     339,819
                                                        -----------   ---------
Cash and cash equivalents at end of year                $ 1,244,268     194,692
                                                        ===========   =========


See accompanying notes to combined financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Notes to Combined Financial Statements
                            January 31, 1996 and 1995


(1)   Summary of Significant Accounting Policies

      Organization and Principles of Combination

      The combined financial statements include the accounts of Rio Grande, Inc.
      (the  "Company")  and  its   subsidiaries   and   majority-owned   limited
      partnership as follows:

                                            Form of             Ownership
              Name                       Organization   Status   Interest

      Rio Grande Drilling Company        Corporation    Active     100%
      ("Drilling")

      Rio Grande Desert Oil Company      Corporation    Active     100%
      ("RG-Desert")

      Rio Grande Offshore, Ltd.          Partnership    Active      80%
      ("Offshore")

      Prior to February 1, 1996, Drilling's ownership interest in the oil and gas properties acquired by Offshore was 80%. Robert A. Buschman ("Buschman"), H. Wayne Hightower and H. Wayne Hightower, Jr. (the "Hightowers") owned the remaining 20% interest. As a result of the Company's 80% ownership interest, Offshore's financial statements are combined with the Company's financial statements prepared as of January 31, 1996. The minority interests of Buschman and the Hightowers are separately set forth in the balance sheet and the statements of operations of the Company.

      Effective February 1, 1996, Buschman and the Hightowers agreed to restructure Offshore whereby the aggregate 20% minority limited partnership interests of Buschman and the Hightowers would be redeemed, and as a result of in kind distributions, became proportionate working interest owners of the onshore oil and gas properties previously held by Offshore. All existing interest in the offshore oil and gas properties held by Offshore at January 31, 1996, were conveyed to Rio Grande GulfMex, Ltd. ("GulfMex"), a newly formed Texas limited partnership, which has the same proportionate ownership structure as that of Offshore prior to the restructuring. Buschman and the Hightowers no longer are limited partners of Offshore and are now 20% limited partners in GulfMex. Subsequent to January 31, 1996, Offshore will be 100% indirectly owned by the Company and GulfMex will be 80% indirectly owned by the Company which will be reflected in the combined financial statements prepared subsequent to January 31, 1996.

      All intercompany balances and transactions have been eliminated in combination.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Notes to Combined Financial Statements
                            January 31, 1996 and 1995

      Business

      The Company had been engaged in the contract drilling of oil and gas wells since its incorporation in Texas in 1978 until May 1992.

      In June 1992, Drilling formed a Texas limited partnership, Rio Grande Offshore, Ltd., to acquire certain non-operated oil and gas properties located offshore Louisiana in the Gulf of Mexico and onshore properties located in Louisiana, Texas, and Michigan. Offshore subsequently has acquired additional non-operated oil and gas properties in Texas, Oklahoma, and Wyoming.

      In July 1994, Offshore acquired certain operated oil and gas properties which are located primarily in Jack, Young, and Tom Green Counties, Texas. Drilling assumed the operating responsibilities of the seller. As the operator of the oil and gas wells, Drilling charges the other participating working interest owners, including Offshore, for overhead based on the Council of Petroleum Accountants Societies ("COPAS") monthly rates. COPAS overhead rates are charged on an individual well basis to reimburse the operator for general costs of executive and administrative functions incurred at the home office. The COPAS overhead is normally adjusted on an annual basis based on inflationary increases.

      The business of acquiring producing oil and gas properties is an inherently speculative activity that involves a high degree of business and financial risk. Property acquisition decisions generally are based on various assumptions and subjective judgments relating to achievable production and price levels which are inherently uncertain and unpredictable. Although available geological and geophysical information can provide information on the potential for previously overlooked or untested formations, it is impossible to determine accurately the ultimate production potential, if any, of a particular well. Actual oil and gas production may vary considerably from anticipated results. Moreover, the acquisition of a property or the successful recompletion of an oil or gas well does not assure a profit on the investment or return of the cost thereof. There can be no assurance that the Company will succeed in its efforts to acquire additional older oil and gas wells or in its development efforts aimed at increasing or restoring production from either currently owned or acquired wells. If the Company over-estimates the potential oil and gas reserves of a property to be acquired, or if its subsequent operations on the property are unsuccessful, the acquisition of the property could result in losses to the Company. Except to the extent that the Company acquires additional recoverable reserves or conducts successful exploration and development programs on its existing properties, the proved reserves of the Company will decline over time as they are produced. There can be no assurances that the Company will be able to increase or replace reserves through acquisitions, exploration and development.

      Cash and Cash Equivalents

      For purposes of the statement of cash flows, cash and cash equivalents are characterized as having high liquidity with little market risk and include checking accounts and money market accounts.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Notes to Combined Financial Statements
                            January 31, 1996 and 1995

      Oil and Gas Properties

      The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, the acquisition costs of oil and gas properties acquired with proven reserves are capitalized and amortized on the unit-of-production method as produced. Development costs or exploratory costs are capitalized and amortized on the unit-of-production method if proved reserves are discovered, or expensed if the well is a dry hole.

      Other Property and Equipment

      Depreciation on other property and equipment is provided using the straight-line method over their estimated useful lives. Maintenance and repairs are expensed as incurred.

      Federal Income Taxes

      The Company utilizes the asset and liability method to account for income taxes as prescribed by Statement of Financial Accounting Standards No.
      109. Under this method, deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates expected to apply in future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      The  Company  files  a  combined   Federal  income  tax  return  with  its
      subsidiaries. For Federal income tax purposes, intangible drilling costs, dry holes and abandonment expense are deducted when paid.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Earnings Per Share

      Earnings per share computations are based on the weighted average number of shares and dilutive common stock equivalents outstanding during the respective periods. Fully diluted earnings per share is the same as earnings per common and common equivalent share.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Notes to Combined Financial Statements
                            January 31, 1996 and 1995

      Fair Value of Financial Instruments

      Because of their maturities and/or interest rates, the Company's financial instruments have a fair value approximating their carrying value. These instruments include trade receivables and long-term debt.

      Recently Issued Accounting Pronouncements

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation, which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995. Companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but will be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting, as outlined in SFAS No. 123. The Company has not yet determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

      Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The effect of adopting this Statement is not expected to be material to the Company.

(2)   Platform Abandonment Fund

      A portion of monthly revenues from the offshore properties is deducted by the operator to fund future estimated abandonment costs. The funds deducted are forwarded to a bank and are held in trust for the benefit of Offshore. The amount deducted each month is based upon a ratio of that month's production to the estimated remaining proved producing reserves of each property. Actual expenses incurred for the plugging or abandonment of offshore wells or platform facilities are invoiced by the operator to the trust agent.

(3)   Long-Term Debt

      Long-term debt consists of the following:

          11.5% Subordinated Notes payable                      $2,000,000
          Senior indebtedness                                    1,623,152
          Vehicle loans                                             61,063
                                                                ----------
                                                                 3,684,215
            Less current installments of long-term debt            893,622
                                                                ----------
                                                                $2,790,593
                                                                ==========

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Notes to Combined Financial Statements
                            January 31, 1996 and 1995

      On September 27, 1995, the Company consummated a private offering of 11.5% subordinated notes ("Notes") for a total principal amount of $2,000,000. The Notes were issued primarily to finance further development and production enhancements to certain West Texas oil and gas properties acquired by the Company in 1994.

      On March 8, 1996, the Company executed a loan agreement with Comerica Bank
      - Texas ("Comerica") which provides a new senior credit facility ("Senior Credit Facility") in an aggregate principal amount of up to $10,000,000. The initial available credit under this credit facility was $4,967,000 (the "Borrowing Base"). The Senior Credit Facility was used to refinance the Company's existing senior indebtedness of $1,575,000 on March 11, 1996 ($1,623,152 at January 31, 1996) and provide $900,000 to purchase a 3.125%
      working interest in an existing producing oil and gas lease located offshore Louisiana for an acquisition price of $900,000.

      On March 26, 1996, the Company acquired various leasehold interests in three gas wells located in Wheeler County, Texas for a net purchase price of approximately $370,500 of which approximately $320,500 was financed with Comerica.

      On April 12, 1996, the Company acquired various leasehold interests in 31 onshore oil wells located in Mississippi and Louisiana for a net acquisition price of approximately $2,800,000 of which approximately $1,100,000 was financed by Comerica for a total outstanding bank indebtedness of approximately $3,800,000 on that date. Approximately, $300,000 was funded from working capital. By agreement with the seller, the remaining balance of approximately $1,400,000 was financed by a seller's note (" Seller's Note) which will be payable on August 30, 1996.

      On April 30, 1996, approximately $1,100,000 of the Company's Borrowing Base remains available to fund a portion of the Seller's Note. Under the terms of Senior Credit Facility, monthly reductions of $82,000 to the Borrowing Base commenced April 1, 1996. Beginning March 1, 1997, the Borrowing Base will be subject to further monthly reductions of $108,833 through January 1, 1998. When the outstanding principal under the Senior Credit Facility exceeds the Borrowing Base, the Company must make principal payments to reduce the outstanding balance to amount equal to or less then the Borrowing Base. On February 1, 1998, which is the maturity date of the Senior Credit Facility, the principal then outstanding shall be due and payable. The interest rate to be charged on the outstanding principal balance is based on Comerica's prime rate plus 1%. All of the Company's interests (direct or indirect) in existing oil and gas properties, miscellaneous assets, and future oil and gas property acquisitions will serve as collateral for the credit facility. The Senior Credit Facility contains various restrictions including, but not limited to, restrictions on payments of dividends or distributions other than those capital distributions to Buschman and the Hightowers in GulfMex, maintenance of positive working capital, and no change in the ownership control or the President of the Company.

      Comerica's commitment to provide the Company a Senior Credit Facility required that the Company obtain certain modifications and amendments from the holders ("Holders") of the 11.50% Notes before the Comerica loan agreement could be concluded. Such consents and amendments were

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Notes to Combined Financial Statements
                            January 31, 1996 and 1995

      approved by the Holders on March 8, 1996. The repayment terms of the Notes were amended to provide for a final maturity on September 30, 2002 (instead of September 30, 2000) and the quarterly amortization of principal over four years, commencing in December 1998, at annual rates of 12.5%, 12.5%, 37.5% and 37.5% of the original principal amount (instead of amortization of principal over three years, commencing in December 1997, at annual rates of 12.5%, 37.5% and 50% of the original principal amount).

      Interest expense paid during the years ended January 31, 1996 and 1995, was approximately $318,000 and $197,000, respectively.

      The reductions to principal outstanding at January 31, 1996 for each of the fiscal years ending January 31, based on the terms of monthly reductions to the Senior Credit Facility and the modified repayment schedule for the Notes, are as follows:

                              1997                     $  893,622
                              1998                        772,739
                              1999                         73,841
                              2000                        256,513
                              2001                        375,000
                              Thereafter                1,312,500
                                                       ----------
                                                       $3,684,215
                                                       ==========

(4)   Income Taxes

      The Company utilizes the asset and liability method to account for income taxes as prescribed by Statement of Financial Accounting Standards No.
      109. Under this method, deferred income tax assets or liabilities are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

      Due to a loss from operations and change in valuation allowance, there was no federal income tax expense for the years ended January 31, 1996 and 1995. State income tax for the years ended January 31, 1996 and 1995, incurred in those states of operation where income is taxed was $2,924 and $3,000, respectively.

      Actual tax expense in 1996 and 1995 differs from the "expected" tax benefit (at 34%) primarily due to the change in the beginning of the year valuation allowance resulting from net operating loss and general business credits carryforwards and state income taxes.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Notes to Combined Financial Statements
                            January 31, 1996 and 1995

      The Company has significant tax carryforwards available to reduce its future tax liability. The following table summarizes the Company's tax carryforwards at January 31, 1996:

             Description                        Amount     Expiration Date

        Net operating losses               $17,642,000    1999 through 2011
        General business credits                54,000    1997 through 2000
        Alternative minimum tax credits         15,000    None
        Percentage depletion                   409,000    None

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 1996 and 1995 are as follows:


                                                           1996          1995
                                                         --------      --------
      Deferred tax liabilities:
        Property, plant and equipment, principally
          due to differences in depreciation, depletion
          and amortization                              $   31,000      166,000
                                                        ----------   ----------
      Deferred tax assets:
        Net operating loss carryforwards                 6,704,000    6,694,000
        General business credit carryforwards               54,000    1,317,000
        Alternative minimum tax credit carryforwards        15,000       23,000
        Deferred abandonment costs and other               253,000      113,000
                                                        ----------   ----------
        Total gross deferred tax assets                  7,026,000    8,147,000
                                                        ----------   ----------
      Total net deferred tax assets                      6,995,000    7,981,000
        Less valuation allowance                         6,995,000    7,981,000
                                                        ----------   ----------
      Net deferred tax asset                            $    --           --
                                                        ==========   ==========


      A valuation allowance has been established to decrease total gross deferred tax assets to the amount of the total gross deferred tax liabilities due to the uncertainties involved in the ultimate realization of the deferred tax assets. The valuation allowance decreased by approximately $986,000 during 1996 and $517,000 during 1995 due to the change in the corresponding gross deferred tax assets and liabilities.

      No income taxes were paid during the year ended January 31, 1996. Income tax of $23,000 was paid during the year ended January 31, 1995.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Notes to Combined Financial Statements
                            January 31, 1996 and 1995

(5)   Stockholders' Equity

      Common Stock Options

      The Company's 1986 Non-Qualified Stock Option Plan and 1986 Incentive Stock Option Plan (collectively, the "86 Plans"), terminated June 1, 1995. As of January 31, 1996, options for a total of 375,000 shares of common stock at exercise prices (not less than fair market value at the time the options were issued) of $0.385 to $0.44 per share granted, pursuant to the 86 Plans remained outstanding. All outstanding options under the 86 Plans shall remain in effect until they have been exercised or have expired.

      On June 1, 1995, the Company adopted the 1995 Non-Qualified Stock Option Plan and 1995 Incentive Stock Option Plan to replace the 86 Plans, under which a total of 1,025,000 shares of common stock has been reserved. As of January 31, 1996, options for a total of 534,500 shares of common stock at exercise price (not less than fair market value at the time the options were issued) of $0.40 to $0.45 per share have been granted, none of which have been exercised. All outstanding options were exercisable at January 31, 1996.

      On September 27, 1995, the Holders of the Notes (see Note 3) were issued warrants which provide for the purchase of up to 1,388,160 shares of Class A Common Stock, par value $0.01 per share at an exercise price of $0.40 per share, subject to adjustment under certain circumstances. The exercise price of the warrants was reduced from the initial $0.40 per share to $0.20 per share in connection with the amendments and modifications necessary to finalize the Senior Credit Facility. Management has estimated these warrants to have nominal value.

(6)   Related Party Transactions

      One of the limited partners in Offshore is Robert A. Buschman, Chairman of the Board and Chief Executive Officer of the Company. Buschman has made capital contributions equivalent to his ten percent (10%) ownership interest in Offshore. Fees of $676,000 and $444,000 for fiscal years 1996 and 1995, respectively, have been charged to Offshore as reimbursement to the Company for managing the affairs of the partnership.

      The Company obtained the consent of the Holders to restructure Offshore in order to permit the Company to realize certain efficiencies through the proportionate allocation of working interest expenses and overhead to the minority limited partners of Offshore. As a result of the restructuring, Buschman and the Hightowers became proportionate individual working interest owners of the onshore oil and gas properties previously owned by them through their proportionate limited partnership interests in Offshore. The offshore oil and gas properties held by Offshore were conveyed to GulfMex, a newly formed Texas limited partnership, which holds the same beneficial ownership in the offshore oil and gas properties as Offshore held prior to the restructure. Offshore is the sole general partner of GulfMex. The partnership agreement for GulfMex is substantially the same as the existing Offshore partnership agreement.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Notes to Combined Financial Statements
                            January 31, 1996 and 1995

      As a result of the restructuring, Buschman and the Hightowers directly own
      (1) 20% of the onshore leasehold working interests formerly owned by them through Offshore; and (2) a 20% limited partnership interest in GulfMex. Buschman and the Hightowers no longer are limited partners in Offshore, however, the reorganized Offshore remains in existence as a Texas limited partnership with Drilling as the general partner with a 1.25% partnership interest and Desert a 98.75% limited partnership interest.

      As additional consideration for the restructuring, Buschman and the Hightowers retained the right to participate in acquisitions of oil and gas properties in those areas where Offshore had properties as of the effective date of the restructuring. The effective date of the restructuring was February 1, 1996. Any participation in the subsequent acquisition of oil and gas properties in those areas of mutual interest will be on a basis proportionate to the percentage interests of Buschman and the Hightowers in Offshore prior to the restructuring and would provide for sharing of economic benefits and burdens in accordance with the relative ownership interests.

      During fiscal year 1995, certain officers and directors participated with the Company in the acquisition of oil and gas properties. The officers and directors paid approximately $44,000 for their proportionate share of the acquisitions for such properties.

(7)   Major Customers and Other Information

      The Company had two purchasers that accounted for $1,182,400 and $421,500 of production revenue for the year ended January 31, 1996 and accounted for 45% of the trade receivables balance at January 31, 1996.

      The Company had one purchaser that accounted for $2,146,000 of production revenue for the year ended January 31, 1995 and accounted for 52% of the trade receivables balance at January 31, 1995.

      Maintenance and repair expenses for the years ended January 31, 1996 and 1995 were approximately $27,400 and $21,800, respectively.

      Taxes, other than payroll and income taxes, for the years ended January 31, 1996 and 1995 were approximately $8,555 and $2,700, respectively.

      Rental expense under an operating lease for office space, which terminates July 31, 1998, was approximately $109,000 and $87,000, for the years ended January 31, 1996 and 1995, respectively.

      Future minimum rental payments are approximately $111,000 for 1997 and $55,500 for 1998.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Notes to Combined Financial Statements
                            January 31, 1996 and 1995

(8)   Oil and Gas Activities (unaudited)

      Capitalized Costs Incurred Relating to Oil and Gas Producing Activities

      The following tables set forth the aggregate capitalized costs and accumulated depreciation, depletion, and amortization for oil and gas properties, all of which are proved, at January 31, 1996 and 1995.


                                                        1996          1995
                                                     ----------    ---------
      Capitalized costs of proved properties         $7,979,389    8,180,840
      Accumulated depreciation, depletion and
      amortization                                    3,033,474    2,386,860
                                                     ----------    ---------
      Net capitalized costs                           4,945,915    5,793,980
      Less minority interest of limited partner         923,014    1,086,400
                                                     ----------    ---------
      Net to Company                                 $4,022,901    4,707,580
                                                     ==========    =========

For the year ended January 31, 1996 and 1995, the following costs were incurred:
                                                        1996          1995
                                                     ----------    ---------
      Producing properties                           $  828,061    3,986,635
      Exploratory properties                            277,471      304,144
                                                     ----------    ---------
      Total                                          $1,105,532    4,290,779
                                                     ==========    =========

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Notes to Combined Financial Statements
                            January 31, 1996 and 1995

      Results of Operations from Oil and Gas Producing Activities

      The following tables set forth the results of operations for oil and gas producing activities in the aggregate for the years ended January 31, 1996 and 1995. All of the Company's oil and gas producing properties are located in the United States.


                                                   1996           1995
                                               -----------      ---------

      Oil and gas sales                        $ 3,632,171      4,204,900
      Lease operating expenses                  (2,002,218)    (1,740,419)
      Dry hole costs and lease
        abandonments                              (276,058)      (280,915)
      Provision for abandonment                   (180,000)      (182,997)
      Depletion                                 (1,095,825)    (1,140,574)
                                               -----------     ----------
      Pretax results of operations                  78,070        859,995
      Income tax expense                             2,924          3,000
                                               -----------     ----------
      Results of operations from oil
        and gas producing activities
        (excluding corporate overhead
        and interest costs)                         75,146        856,995
      Less minority interest of limited
        partners                                  (105,235)        90,611
                                               -----------     ----------
      Net to Company                           $   180,381        766,384
                                               ===========     ==========

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Notes to Combined Financial Statements
                            January 31, 1996 and 1995

      Estimated Quantities of Proved Oil and Gas Reserves

      The following table represents the Company's estimate of its proved oil and gas reserves, developed and undeveloped, as of January 31, 1996 and 1995. Proved undeveloped reserves include approximately 1,227,800 bbls of oil and 880,100 mcf of gas. The reserve estimates have been prepared by Paul Clevenger and Ryder-Scott Company, independent petroleum reserve engineers. Reserve estimates for producing oil and gas properties are inherently imprecise. Even more imprecise are reserve estimates for new discoveries.


                                                          Combined
                                                -------------------------
                                                Oil/Condensates     Gas
                                                ---------------    -----
                                                     (Bbls)        (Mmcf)
      Proved Reserves:
        Balance at January 31, 1994                  319,060        3,970
          Purchases of reserves                    1,683,961        7,764
          Exploration and development                  7,627          444
          Production                                 (93,734)      (1,347)
          Revisions of previous estimates             22,654          127
                                                   ---------       ------
        Balance at January 31, 1995                1,939,568       10,958
          Production                                 (97,082)      (1,208)
          Revisions of previous estimates           (101,532)      (4,807)
                                                   ---------       ------
        Balance at January 31, 1996                1,740,954        4,943
                                                   =========       ======

      Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

      The following table sets forth the computation of the standardized measure of discounted future net cash flows relating to proved reserves for 1996. The standardized measure is the estimated excess future cash inflows from proved reserves less estimated future production and development costs, estimated future income taxes and a discount factor. Future cash inflows represent expected revenues from production of year-end quantities of proved reserves based on year-end prices and fixed and determinable future escalation provided by contractual arrangements in existence at year-end. Escalation based on inflation, federal regulatory changes, and supply and demand are not considered. Estimated future production costs related to year-end reserves are based on year-end costs. Such costs include, but are not limited to, production taxes and direct operating costs. Inflation and other anticipatory costs are not considered until the actual cost change takes effect. Estimated future income tax expenses are computed using the appropriate year-end statutory tax rates. Consideration

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Notes to Combined Financial Statements
                            January 31, 1996 and 1995

      is given for the effects of operating loss carryforwards, permanent differences, tax credits and allowances. A discount rate of 10% is applied to the annual future net cash flows after income taxes.

      The methodology and assumptions used in calculating the standardized measure are those required by Statement of Financial Accounting Standards No. 69. It is not intended to be representative of the fair market value of the Company's proved reserves. The valuations of revenues and costs do not necessarily reflect the amounts to be received or expended by the Company. In addition to the valuations used, numerous other factors are considered in evaluating known and prospective oil and gas reserves.

                                                   January 31,      January 31,
                                                      1996             1995
                                                    Combined         Combined
                                                  ------------     ----------
      Future cash inflows                         $ 38,929,500     47,602,100
      Future production costs                      (13,616,900)   (13,686,600)
      Future development costs                      (7,338,300)   (12,237,500)
      Future provision for abandonment, in
        excess of revenue deductions                  (527,500)      (519,700)
                                                   -----------     ----------
      Future net cash flows before income tax
        expense                                     17,446,800     21,158,300
      Future income tax expense, after
        consideration of the effect of net
        operating loss carryforwards                  (453,100)      (577,600)
                                                   -----------     ----------
      Future net cash flows                         16,993,700     20,580,700
      Future net cash flows 10% annual
        discount to reflect timing of net cash
        flows                                       (8,007,200)    (8,052,600)
                                                   -----------     ----------
      Standardized measure of discounted
       future net cash flows relating to proved
       reserves                                    $ 8,986,500     12,528,100
                                                   ===========     ==========

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Notes to Combined Financial Statements
                            January 31, 1996 and 1995



                                                  January 31,    January 31,
                                                     1996            1995
                                                   Combined        Combined
                                                 ------------    -----------
      Changes in discounted net cash flows:
      Beginning of Year                          $ 12,528,100      5,682,800
                                                 ------------    -----------
      Increase (decrease):
        Additions to proved reserves resulting
         from extensions and discoveries less
         related costs                                   --          526,800
        Purchase of minerals in place                    --       16,048,700
        Accretion of discount                         131,300     (7,667,619)
        Sales of oil and gas net of production
          costs                                    (1,630,000)    (2,464,481)
        Revisions of previous estimates
          Changes in prices                         3,952,900       (338,400)
          Changes in quantities                    (6,120,300)       283,700
          Changes in estimated income taxes           124,500        456,600
                                                 ------------    -----------
        Net increase (decrease)                    (3,541,600)     6,845,300
                                                 ------------    -----------
        End of year                              $  8,986,500     12,528,100
                                                 ============    ===========