Form 10QSB
period 1996-04-30
RIO GRANDE INC /DE/
filed 1996-06-14
CIK 352964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

  [root]           QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
- ---------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1996

                                       OR

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Transition Period From.................... to...................

         Commission File Number 1-8287

                                RIO GRANDE, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


             Delaware                                                74-1973357
       (State or Other Jurisdiction of                         (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

     10101 Reunion Place, Suite 210, San Antonio, Texas              78216-4156
     (Address of Principal Executive Of                              (Zip Code)

           Issuer's Telephone Number Including Area Code: 210-308-8000



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [root] No .

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         At May 31, 1996 there were 5,552,760 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        RIO GRANDE, INC. AND SUBSIDIARIES
                        Condensed Combined Balance Sheet
                             (Dollars in thousands)
                                   (unaudited)

                                                                       April 30,
                                                                          1996
                                                                       ---------
                  Assets
Current assets:
 Cash and cash equivalents ........................................      $   347
 Trade receivables ................................................          975
 Prepaid expenses .................................................           63
                                                                         -------
  Total current assets ............................................        1,385

Property and equipment, at cost ...................................       11,344
 Less accumulated depreciation, depletion and amortization ........        3,196
  Net property and equipment ......................................        8,148

Other assets, net .................................................        1,312
                                                                         -------
                                                                         $10,845
                                                                         =======

            Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable .................................................          492
 Accrued expenses .................................................          195
 Current installments of long-term debt ...........................        1,146
 Note payable .....................................................        1,405
                                                                         -------
  Total current liabilities .......................................        3,238

Accrued platform abandonment expense ..............................        1,082
Minority interest in combined limited partnership .................          157
Long-term debt, excluding current installments ....................        4,789
                                                                         -------
  Total liabilities ...............................................        9,266

Shareholders' equity
 Common stock .....................................................           56
 Additional paid in capital .......................................        1,029
 Retained earnings ................................................          494
                                                                         -------
  Total shareholders' equity ......................................       1 ,579
                                                                         $10,845


See accompanying notes to condensed combined financial statements.

Item 1.          FINANCIAL STATEMENTS  (continued)

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Condensed Combined Statements of Operations
                             (Dollars in thousands)
                                   (unaudited)

                                                              Three Months
                                                                 Ended
                                                               April 30,
                                                     ---------------------------
                                                         1996            1995
                                                     -----------     -----------
Revenues:
 Oil and gas sales                                   $     1,149          1,028
                                                     -----------    -----------

Costs and expenses:
 Lease  operating  and other
  production expense                                         541            477
 Dry hole  costs and lease
  abandonments                                               160             (1)
 Depreciation,  depletion  and amortization                  273            348
 Provisions for abandonment expense                           46             45
 General and administrative                                  307            307
                                                     -----------    -----------
   Total costs and expenses                                1,327          1,176
                                                     -----------    -----------

Loss from operations                                        (178)          (148)
                                                     -----------    -----------

Other income (expenses):
 Interest expense                                           (115)           (78)
 Interest income                                              23              1
 Gain on sale of assets                                       22              5
 Other (net)                                                   1             (7)
 Minority interest in equity of combined limited
   partnership                                               (29)             3
                                                     -----------    -----------
  Total other income (expenses))                               (98)         (76)
                                                     -----------    -----------

Loss before income taxes                                    (276)          (224)
Income taxes                                                   2              2
                                                     -----------    -----------

Net loss                                             $      (278)          (226)
                                                     ============    ===========

Net earnings per common and common
 equivalent share                                    $     (0.05)         (0.04)
                                                     ============    ===========

Weighted average common and common
  equivalent shares outstanding                        5,462,092      5,927,760


See accompanying notes to condensed combined financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Condensed Combined Statements of Cash Flows
                             (Dollars in thousands)
                                   (unaudited)
                                                              Three Months
                                                                 Ended
                                                                 April 30,
                                                            --------------------
                                                            1996           1995
                                                            ----           ----
Cash flows from operating activities:
  Earnings from continuing operations                       (278)          (226)
  Adjustments to reconcile earnings from
   continuing operations to net cash used
   in operating activities:
     Depreciation and other amortization                      54             16
     Depletion of oil and gas producing properties           219            332
     Provision for abandonment expense                        45             45
     Gain on sale of assets                                  (22)            (5)
     Minority interest in equity of limited
      partnerships                                            29             (3)
     (Increase) decrease in trade receivables               (337)            67
     (Increase) decrease in prepaid expenses                 (49)            15
     Increase (decrease) in accounts payable and
      accrued expenses                                       (21)           (14)
     Increase in note payable                              1,405             -
                                                          ------          ------

Net cash provided by (used in) continuing operating
 activities                                                1,045            227
                                                          ------          ------

Cash flows from investing activities:
  Purchase of oil and gas producing properties            (4,104)           (58)
  Purchase of other property and equipment                    (6)            -
  Deletions from (additions to) platform abandonment
   fund                                                      (47)           (18)
  Increase (decrease) in accrued platform abandonment
   expense                                                    (2)            -
  Deletions from (additions to) other assets                 (68)             3
  Proceeds from sale of property and equipment                31              3
                                                           ------         ------

Net cash provided by (used in) investing activities       (4,196)           (70)
                                                          -------         ------

Cash flows from financing activities:
  Proceeds from long-term debt                             3,883            -
  Repayment of long-term debt                             (1,629)            16
  Distribution to limited partners                           -              (53)
                                                          -------         ------

Net cash provided by (used in) financing activities        2,254            (37)
                                                          -------         ------

Net increase (decrease) in cash and cash equivalents        (897)           120

Cash and cash equivalents at beginning of period           1,244            195
                                                          ------         ------

Cash and cash equivalents at end of period                   347            315
                                                          ======          ======

See accompanying notes to condensed combined financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)       Accounting Policies

          The accounting policies of Rio Grande, Inc. and Subsidiaries as set forth in the notes to the Company's audited financial statements in the Form 10-KSB Report filed for the year ended January 31, 1996, are incorporated herein by reference. Refer to those notes for additional details of the Company's financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or any items which are disclosed in this report.

          The condensed  combined  financial  statements include the accounts of
          Rio  Grande,   Inc.  (the   "Company")   and  its   subsidiaries   and
          majority-owned limited partnership as follows:

                                                  Ownership        Ownership
                                  Form of      Interest Before   Interest After
                Name            Organization   February 1, 1996 February 1, 1996
         --------------------   ------------   ---------------- ----------------
         Rio Grande Drilling      Corporation        100%              100%
         Company
         ("Drilling")

         Rio Grande Desert Oil    Corporation        100%              100%
         Company
         ("RG-Desert")

         Rio Grande Offshore,     Partnership         80%              100%
         Ltd.
         ("Offshore")

         Rio Grande GulfMex,      Partnership         N/A               80%
         Ltd.
         ("GulfMex")

          Prior to February 1, 1996, Drilling's ownership interest in the oil and gas properties acquired by Offshore was 80%. Robert A. Buschman ("Buschman"), H. Wayne Hightower and H. Wayne Hightower, Jr. (the
          "Hightowers") owned the remaining 20% interest. As a result of the Company's 80% ownership interest, Offshore's financial statements were combined with the Company's financial statements prepared as of January 31, 1996.

          Effective February 1, 1996, Buschman and the Hightowers agreed to restructure Offshore whereby the aggregate 20% minority limited partnership interests of Buschman and the Hightowers would be redeemed, and as a result of in kind distributions, Buschman and the Hightowers became proportionate working interest owners of the onshore oil and gas properties previously held by Offshore. All existing interest in the oil and gas properties located offshore Louisiana held by Offshore at January 31, 1996, were conveyed to GulfMex, a newly formed Texas limited partnership, which has the same proportionate ownership structure as that of Offshore prior to the restructuring. Buschman and the Hightowers no longer are limited partners of Offshore and are now 20% limited partners in GulfMex. Subsequent to January 31, 1996, Offshore is 100% indirectly owned by the Company and GulfMex is 80% indirectly owned by the Company which will be reflected in the condensed combined financial statements prepared subsequent to January 31, 1996. The minority interests of Buschman and the Hightowers, prior to and after the restructure, are set forth separately in the balance sheet and the statements of operations of the Company.

          All intercompany balances and transactions have been eliminated in combination.

          In the opinion of management, the condensed combined financial statements reflect all adjustments which are necessary for a fair presentation of the financial position and results of operations. Adjustments made for the three months ended April 30, 1996 are considered normal and recurring in nature.

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

(2)       Recently Issued Accounting Pronouncements

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

          Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of" establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The effect of adopting this Statement is not expected to be material to the Company.

Item 1.          FINANCIAL STATEMENTS (continued)

(3)       Acquisition of Oil and Gas Properties

          On March 11, 1996, Offshore acquired a 3.125% leasehold interest in a non-operated producing federal oil and gas lease and platform ("Block 76") located offshore Louisiana for approximately $932,000.

          On April 12, 1996, Offshore acquired various leasehold interests in 31 oil wells located in Mississippi and Louisiana ("Mississippi
          Properties") for a net purchase price of approximately $2,800,000,which includes 23 wells to be operated by Drilling. Due to the timing of closing the acquisition, the March 1996 revenues and related lease operating expenses have been recorded as an adjustment to the acquisition price.

          The following pro forma financial information for the three months ended April 30, 1996 and 1995 give effect to the above acquisitions as though they were effective at the beginning of those respective periods. The pro forma information may not be indicative of the results that would have occurred if the acquisitions had been effective on the dates indicated or of the results that may be obtained in the future. The pro forma information should be read in conjunction with the financial statements and notes thereto of the Company.


                                                   Three Months Ended April 30,
                                                   -----------------------------
                                                        1996             1995
                                                  ------------        ----------
Net revenues                                       $ 1,365,000         1,505,000
Net income (loss)                                  $  (126,000)           14,000
Net earnings (loss) per share                      $     (0.03)             0.00
Weighted average common and common
 equivalent shares outstanding                       5,462,092         5,927,760

(4)       Long-Term Debt

          On March 8, 1996, the Company executed a loan agreement with Comerica Bank - Texas ("Comerica") which provides a new senior credit facility ("Senior Credit Facility") in an aggregate principal amount of up to $10,000,000. The initial available credit under this credit facility was $4,967,000 (the "Borrowing Base"). The Senior Credit Facility was used to refinance the Company's existing senior indebtedness of $1,575,000 on March 11, 1996 and provide $900,000 to purchase the 3.125% working interest in Block 76.

          On March 26, 1996, the Company acquired various leasehold interests in three gas wells located in Wheeler County, Texas for a net purchase price of approximately $370,500 of which approximately $320,500 was financed with Comerica.

          Comerica financed approximately $1,100,000 of the $2,800,000 acquisition price of the Mississippi Properties on April 12, 1996 for a total outstanding bank indebtedness of approximately $3,800,000 on that date. Approximately, $300,000 was funded from working capital. By agreement with the seller, the remaining balance of approximately $1,400,000 was financed by a seller's note which will be payable with interest on August 30, 1996.

          Under the terms of the Senior Credit Facility, monthly reductions of $82,000 to the Borrowing Base commenced April 1, 1996 and will continue to February 1, 1997. On April 30, 1996, approximately $1,100,000 of the Company's Borrowing Base was available to the Company to refinance the Seller's Note. The availability of the Borrowing Base is reduced monthly unless principal payments equivalent to $82,000 are made. Beginning March 1, 1997, the Borrowing Base will be subject to monthly reductions of $108,833 through January 1, 1998. When the outstanding principal under the Senior Credit Facility exceeds the Borrowing Base, the Company must make principal payments to reduce the outstanding balance to an amount equal to or less then the Borrowing Base. On February 1, 1998, which is the maturity date of the Senior Credit Facility, the principal then outstanding shall be due and payable. The interest rate to be charged on the outstanding principal balance is based on Comerica's prime rate plus 1%. All of the Company's interests (direct or indirect) in existing oil and gas properties, miscellaneous assets, and future oil and gas property acquisitions will serve as collateral for the credit facility. The Senior Credit Facility contains various restrictions including, but not limited to, restrictions on payments of dividends or distributions other than those capital distributions to Buschman and the Hightowers in GulfMex, maintenance of positive working capital, and no change in the ownership control or the President of the Company.

          Comerica's commitment to provide the Company a Senior Credit Facility required that the Company obtain certain modifications and amendments from the holders ("Holders") of the 11.50% Subordinated Notes (the "Notes") dated September 27, 1995 before the Comerica loan agreement could be concluded. Such consents and amendments were approved by the Holders on March 8, 1996. The repayment terms of the Notes were amended to provide for a final maturity on September 30, 2002 (instead of September 30, 2000) and the quarterly amortization of principal over four years, commencing in December 1998, at annual rates of 12.5%, 12.5%, 37.5% and 37.5% of the original principal amount (instead of amortization of principal over three years, commencing in December 1997, at annual rates of 12.5%, 37.5% and 50% of the original principal amount).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 1.        Material Changes in Financial Condition.

                           There were no material changes in the financial condition of the Company for the period from the fiscal year ended January 31, 1996 through the three months ended April 30, 1996, except for the acquisition of various oil and gas properties and the restructuring of and addition to bank debt as described below.

                 2.        Material Changes in Results of Operations.

                           Oil and Gas Production Segment

                           For the quarter ended April 30, 1996, revenues from oil and gas production were approximately $1,149,000 as compared to $1,028,000 for the quarter ended April 30, 1995. Production operating expenses for the quarter ended April 30, 1996 were approximately $488,000 as compared to the production operating expenses of $477,000 for the quarter ended April 30, 1995. The increase in revenues is due mainly to additional revenues of approximately $153,000 earned as the result of the oil and gas properties acquired in March and April 1996. The slight increase in production operating expenses is also due to the additional properties acquired in the first quarter of 1996 but is offset by reduced production operating expenses on existing properties.

                           The Company utilizes the successful efforts method of accounting for its oil and gas properties. Amortization expenses for the quarter ended April 30, 1996 based on the unit-of-production method were approximately $219,000 for 391 MMCF equivalent units of production. Amortization expenses for the quarter ended April 30, 1995, were approximately $332,000 for 509 MMCF equivalent units of production.

                           Interest expense for the quarter ended April 30, 1996 was approximately $115,000. Interest expense for the quarter ended April 30, 1995 was approximately $78,000. For the quarter ended April 30, 1996, interest expense increased due to the addition of $2,320,000 bank debt used for the acquisition of oil and gas properties in March and April 1996 and the issuance in September 1995 of $2,000,000 of 11.50% subordinated notes to finance a development program on certain oil and gas properties located in Texas. The average interest rate incurred on senior debt during the quarter ended April 30, 1996 was approximately 9.7%.

                           Liquidity and Capital Resources

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

                           The Company's new Senior Credit Facility provides for up to $10,000,000 in borrowings, subject to limitations on availability as a result of the Borrowing Base determination. The initial borrowing base ("Borrowing Base") under the Senior Credit Facility is $4,967,000. The Borrowing Base will be redetermined by the lender each year on February 1 or sooner, if specially requested by the Company. The Borrowing Base is an amount as determined by the lender, at its sole discretion, using procedures and standards customary for its petroleum industry customers, as the amount which the Company's oil and gas properties will support the principal balance outstanding under the Senior Credit Facility. Initial proceeds from the Borrowing Base were used to refinance the Company's existing senior indebtedness of $1,575,000 on March 11, 1996 and provide $900,000 to purchase a 3.125% working interest in Block 76 located offshore Louisiana. The Block 76 acquisition increased the Company's net proved gas reserves by 927,000 mcf. Block 76 consists of only one offshore well and therefore presents a greater degree of risk than the acquisition of multiple properties.

                           On April 30, 1996, production from Block 76 was suspended due to mechanical problems incurred with the production equipment. The operator of Block 76 has concluded the inspection of the equipment and has proposed a major workover to the well which is expected to commence before the end of June 1996. The operator expects the workover will require approximately two weeks to complete. The total cost for the workover is budgeted at approximately $1.6 million of which the Company's share is approximately $50,000. There can be no assurance that the workover will be successful. Block 76's average monthly cash flow for March and April 1996 was approximately $30,000.

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

                           On April 12, 1996, Offshore-New acquired the Mississippi Properties for an acquisition of price of approximately $2,800,000, which includes 23 wells to be operated by Drilling. The total net proved reserves acquired were 725,000 bbls oil and condensate. At closing, the Company funded half of the acquisition price with approximately $1,100,000 from the Borrowing Base and approximately $300,000 of working capital. By agreement with the seller, the remaining half of the acquisition price of approximately $1,450,000 was financed by a seller's note ("Seller's Note") which will be payable with interest payable at prime on August 30, 1996. The
                           Seller's Note is secured by a one-half undivided interest in the Mississippi Properties.

                           Under the terms of the Senior Credit Facility, monthly reductions of $82,000 to the Borrowing Base commenced April 1, 1996 and will continue to February 1, 1997. On April 30, 1996, approximately $1,100,000 of the Company's Borrowing Base was available to the

                           Company to refinance the Seller's Note. The availability of the Borrowing Base is reduced monthly unless principal payments equivalent to $82,000 are made. Beginning March 1, 1997, the Borrowing Base will be subject to monthly reductions of $108,833 through January 1, 1998. When the outstanding principal under the Senior Credit Facility exceeds the Borrowing Base, the Company must make principal payments to reduce the outstanding balance to an amount equal to or less then the Borrowing Base. On February 1, 1998, which is the maturity date of the Senior Credit Facility, the principal debt then outstanding shall be due and payable. The interest rate to be charged on the outstanding principal balance is based on the lender's prime rate plus 1%. All of the Company's interests (direct and indirect) in existing oil and gas properties, miscellaneous assets, and future oil and gas property acquisitions serve as collateral for the Senior Credit Facility. The Senior Credit Facility contains various restrictions including, but not limited to, restrictions on payments of dividends or distributions other than capital distributions to Buschman and the Hightowers in GulfMex, maintenance of positive working capital, and no change in the ownership control or the President of the Company.

                           The Company's ability to meet its current financial commitments, including those imposed by the Seller's Note, the Senior Credit Facility and other existing debt agreements, and to have access to additional working capital to operate and develop its existing oil and gas properties is principally dependent on the market prices for oil and natural gas, the production levels of the Company's properties, and the success of the development program commenced by the Company. Currently the Company expects to utilize its remaining Borrowing Base under the Senior Credit Facility to fund a portion of the Seller's Note, but management expects a shortfall of approximately $300,000 between the available Borrowing Base and the $1,450,000 due on the Seller's Note. Management does not currently anticipate that the Company will have working capital available to fund this shortfall and is considering alternatives to provide the necessary financing, including, but not limited to, additional borrowings, an extension of payment terms on a portion of the Seller's Note, and/or a possible equity infusion. However, the Company has no commitment for additional financing and there can be no assurance that the Company will be successful in obtaining financing when and as required. If the Company is unable to obtain additional financing when needed, it would consider, among other alternatives, sale of certain of its leasehold interests for additional capital, the curtailment of property acquisitions or development activities until internally generated funds become available, or other strategic alternatives in an effort to meet its financial requirements.

                           The Company is not obligated to provide a fixed or determinable quantity of oil or gas in the future under any existing contracts, agreements or any hedge or swap arrangements.

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
          None.

Item 2.   CHANGES IN SECURITIES
          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

Item 5.   OTHER INFORMATION
          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

               The exhibits listed on the accompanying Index to Exhibits on page E-1 are filed as part of this Form 10-QSB. The Company will furnish a copy of any exhibit to a requesting shareholder upon payment of a fee of $.25 per page.

          (b)  Reports on Form 8-K

               March 26, 1996 Acquisition  of  3.125%  working  interest  in  an existing producing federal oil and gas lease in South Timbalier Area, Block 76, OCS-G-4460 Offshore Louisiana on March 11, 1996.

                              New  Senior   Credit   Facility  in  an  aggregate
                              principal   amount  of  up  to  $10,000,000   with
                              Comerica Bank - Texas on March 8, 1996.

               April 29, 1996 Acquisition  of oil  and  gas  leases  located  in
                              Louisiana and Mississippi from Belle Oil, Inc., et al on April 12, 1996.

               May 24, 1996   Financial  Statements - Statements of Revenues and
                              Direct   Operating   Expenses   for  the   Fortune
                              Properties.  Pro Forma Financial Information - Pro
                              Forma Condensed Combined Statements of Operations.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    RIO GRANDE, INC.



Date: June 14, 1996                 By:   /s/ Guy R. Buschman
                                          --------------------------------------
                                          Guy R. Buschman, President



Date: June 14, 1996                 By:   s/ Gary Scheele
                                          --------------------------------------
                                          Gary Scheele, Secretary and Treasurer
                                          (principal financial officer)

                                INDEX TO EXHIBITS

The following  exhibits are numbered in  accordance  with Item 601 of Regulation
S-B:

3(a) Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to Form 8-K dated December 29, 1986 (File No. 1-8287).

3(b) Bylaws of the Company (incorporated by reference to Exhibit 3(b) to Form 8-K dated December 29, 1986 (File No. 1-8287).

4(a) Specimen stock certificate (incorporated by reference to Exhibit 4(a) to Form 8-K dated December 29, 1986 (File No. 1-8287).

4(b) Specimen Stock Purchase Warrant (incorporated by reference to Exhibit 4(b) to form 8-K dated December 29, 1986 (File No. 1- 8287).

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

27        Financial Data Schedule (E-3).

99(a) Private Offering Memorandum of the Company dated August 27, 1995 (incorporated herein by reference from October 31, 1995 Form 10-QSB).