Form 10QSB
period 1996-07-31
RIO GRANDE INC /DE/
filed 1996-09-16
CIK 352964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

  [root]           QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
- ---------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1996

                                       OR

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
   For the Transition Period From..................... to....................

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

         At September 13, 1996 there were 5,552,760 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        RIO GRANDE, INC. AND SUBSIDIARIES
                        Condensed Combined Balance Sheet
                             (Dollars in thousands)
                                   (unaudited)

                                                                        July 31,
                                                                          1996
                                                                        -------
                  Assets
                  ------
Current assets:
 Cash and cash equivalents                                               $   380
 Trade receivables                                                         1,107
 Prepaid expenses                                                              9
                                                                         -------
  Total current assets                                                     1,496
                                                                         -------

Property and equipment, at cost                                           11,638
 Less accumulated depreciation, depletion and amortization                 3,321
                                                                         -------
  Net property and equipment                                               8,317

Other assets, net                                                          1,253
                                                                         -------
                                                                         $11,066
                                                                         =======

            Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
 Accounts payable                                                            650
 Accrued expenses                                                            167
 Current installments of long-term debt                                    1,475
 Note payable                                                              1,405
                                                                         -------
  Total current liabilities                                                3,697

Accrued platform abandonment expense                                       1,017
Minority interest in combined limited partnership                            122
Long-term debt, excluding current installments                             4,758
                                                                         -------
  Total liabilities                                                        9,594
                                                                         -------

Shareholders' equity
 Common stock                                                                 56
 Additional paid in capital                                                1,029
 Retained earnings                                                           387
                                                                         -------
  Total shareholders' equity                                               1,472
                                                                         -------
                                                                         $11,066
                                                                         =======


See accompanying notes to condensed combined financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Condensed Combined Statements of Operations
                             (Dollars in thousands)
                                   (unaudited)

                                      Three Months              Six Months
                                         Ended                     Ended
                                        July 31,                  July 31,
                                   1996         1995         1996         1995
                                   ----         ----         ----         ----
Revenues:
     Oil and gas sales              1,244          900       2,393        1,928
                                 --------    ---------     -------    ---------

Costs and expenses:
     Lease operating and other
       production expense             606          506       1,147          985
     Dry hole costs and lease
      abandonments                     30          -           190          -
     Depreciation, depletion and
      amortization                    268          329         541          677
     Provisions for abandonment
      expense                          44           45          90           90
     General and administrative       348          344         655          648
                                 --------    ---------   ---------    ---------
       Total costs and expenses     1,296        1,224       2,623        2,400
                                 --------    ---------   ---------    ---------

Loss from operations                  (52)        (324)       (230)        (472)
                                 --------    ---------   ---------    ---------

Other income (expenses):
     Interest expenses               (152)         (65)      (267)         (143)
     Interest income                    4           15         27            16
     Gain on sale of assets           113        1,197        135         1,202
     Other (net)                       (1)         (3)       -              (10)
     Minority interest in equity
      of combined limited
      partnership                     (16)       (212)        (45)         (209)
                                 --------    --------   ---------     ---------
       Total other income
       (expense)                      (52)        932        (150)          856
                                 --------    --------   ---------     ---------

Earnings (loss) before income
 taxes                               (104)        608        (380)          384

Income taxes                            2           2           4             4
                                ---------   ---------   ---------     ---------

Net earnings (loss)                 $(106)        606        (384)          380
                                =========   =========   =========     =========

Net earnings per common and
 common equivalent share           $(0.02)       0.10       (0.07)         0.06
                                =========   =========   =========     =========

Weighted average common and
 common equivalent shares
 out                            5,373,651   5,927,760   5,373,651     5,927,760
                                =========   =========   =========     =========

See accompanying notes to condensed combined financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Condensed Combined Statements of Cash Flows
                             (Dollars in thousands)
                                   (unaudited)
                                                                 Six Months
                                                                   Ended
                                                                  July 31,
                                                              1996         1995
                                                              ----         ----
Cash flows from operating activities:
  Earnings from continuing operations                         (384)         380
  Adjustments to reconcile earnings from continuing
    operations to net cash used in operating activities:
     Depreciation and other amortization                        90           32
     Depletion of oil and gas producing properties             451          645
     Provision for abandonment expense                          90           90
     Gain on sale of assets                                   (135)      (1,202)
     Minority interest in equity of limited partnership         45          209
     (Increase) decrease in trade receivables                 (471)         215
     (Increase) decrease in prepaid expenses                     4          (39)
     Increase (decrease) in accounts payable and
      accrued expenses                                         113          (30)
     Increase (decrease) in accrued platform
      abandonment expense                                     (113)          -
                                                           -------       -------

Net cash provided by (used in) continuing
 operating activities                                         (310)         300
                                                           -------       -------

Cash flows from investing activities:
  Purchase of oil and gas producing properties              (4,482)        (152)
  Purchase of other property and equipment                     (49)          -
  Deletions from (additions to) platform abandonment fund       62         (250)
  Deletions from (additions to) other assets                  (142)          -
  Proceeds from sale of property and equipment                 145        1,766
                                                           -------       -------

Net cash provided by (used in) investing activities         (4,466)       1,364
                                                           -------      --------

Cash flows from financing activities:
  Proceeds from long-term debt                               4,189           -
  Proceeds from short-term note payable                      1,405           -
  Repayment of long-term debt                               (1,637)      (1,084)
  Distribution to limited partners                             (45)        (416)
                                                           -------      --------

Net cash provided by (used in) financing activities          3,912       (1,500)
                                                           -------      --------

Net increase (decrease) in cash and cash equivalents          (864)         164
Cash and cash equivalents at beginning of period             1,244          195
                                                           -------      --------
Cash and cash equivalents at end of period                 $   380          359
                                                           =======      ========



See accompanying notes to condensed combined financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)       Accounting Policies

          The accounting policies of Rio Grande, Inc. and Subsidiaries as set forth in the notes to the Company's audited financial statements in the Form 10-KSB Report filed for the year ended January 31, 1996 are incorporated herein by reference. Refer to those notes for additional details of the Company's financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or any items which are disclosed in this report.

          The condensed  combined  financial  statements include the accounts of
          Rio  Grande,   Inc.  (the   "Company")   and  its   subsidiaries   and
          majority-owned limited partnership as follows:

                             Form              Ownership           Ownership
                             of            Interest Before       Interest After
             Name          Organization    February 1, 1996     February 1, 1996
          ---------------- ------------    ----------------     ----------------
          Rio Grande       Corporation           100%                 100%
          Drilling Company
          ("Drilling")

          Rio Grande       Corporation           100%                 100%
          Desert Oil Company
          ("RG-Desert")

          Rio Grande       Partnership            80%                 100%
          Offshore, Ltd.
          ("Offshore")

          Rio Grande       Partnership            N/A                 80%
          GulfMex, Ltd.
          ("GulfMex")

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

          Effective February 1, 1996, Buschman and the Hightowers agreed to restructure Offshore whereby the aggregate 20% minority limited partnership interests of Buschman and the Hightowers would be redeemed, and as a result of in kind distributions, Buschman and the Hightowers became proportionate working interest owners of the onshore oil and gas properties previously held by Offshore. All existing interest in the oil and gas properties located offshore Louisiana held by Offshore at January 31, 1996, were conveyed to GulfMex, a newly formed Texas limited partnership, which has the same proportionate ownership structure as that of Offshore prior to the restructuring. Buschman and the Hightowers no longer are limited partners of Offshore and are now 20% limited partners in GulfMex. Subsequent to January 31, 1996, Offshore is 100% indirectly owned by the Company and GulfMex is 80% indirectly owned by the Company which is reflected in the condensed combined financial statements prepared subsequent to January 31, 1996. The minority interests of Buschman and the Hightowers, prior to and after the restructure, are set forth separately in the balance sheet and the statements of operations of the Company.

          All intercompany balances and transactions have been eliminated in the combined condensed financial statements.

          In the opinion of management, the condensed combined financial statements reflect all adjustments which are necessary for a fair presentation of the financial position and results of operations. Adjustments made for the six months ended July 31, 1996 are considered normal and recurring in nature.

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

(2)       Recently Issued Accounting Pronouncements

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995. Companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but will be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting, as outlined in SFAS No. 123. The Company has not yet determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

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

Item 1.          FINANCIAL STATEMENTS (continued)

(3)       Acquisition of Oil and Gas Properties

          On March 11, 1996, Offshore acquired a 3.125% leasehold interest in a non-operated producing federal oil and gas lease and platform ("Block 76") located offshore Louisiana for approximately $932,000. On July 30, 1996, Offshore acquired an additional leasehold interest of 1.041667% in Block 76 for $270,000. Effective with that purchase, Offshore's total leasehold interest in Block 76 is equal to 4.16667%.

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

(4)       Long-Term Debt

          On March 8, 1996, the Company executed a loan agreement with Comerica Bank - Texas ("Comerica") which provides a new senior credit facility ("Senior Credit Facility") in an aggregate principal amount of up to $10,000,000, with an initial borrowing facility of $4,967,000 (the "Borrowing Base"). The Senior Credit Facility was used to refinance the Company's existing senior indebtedness of $1,575,000 and provide $900,000 to purchase the 3.125% working interest in Block 76 on March 11, 1996.

          On March 26, 1996, the Company acquired various leasehold interests in three gas wells located in Wheeler County, Texas for a net purchase price of approximately $370,500, of which approximately $320,500 was financed with Comerica.

          Comerica financed approximately $1,100,000 of the approximate $2,800,000 acquisition price of the Mississippi Properties on April 12, 1996. Approximately, $300,000 was funded from working capital for the closing on April 12, 1996. By agreement with the seller, the remaining balance of approximately $1,405,000 was financed by a seller's note ("Sellers Note") due with interest on August 30, 1996.

          Under terms of the Senior Credit Facility, the Borrowing Base will be redetermined by the lender each year on February 1, or sooner, if requested by the Company. In August 1996, the Company requested Comerica to increase the Borrowing Base to facilitate funding the Sellers Note due on August 30, 1996. On August 30, 1996, Comerica and the Company agreed to increase the Borrowing Base to $5,350,000. The Borrowing Base is determined by the lender, in its sole discretion, using procedures and standards customary for its petroleum industry customers, and represents the amount of borrowings which in the lender's opinion the Company's oil and gas properties will support. On August 30, 1996, the Sellers Note of approximately $1,451,000 was paid with $1,200,000 of additional financing from Comerica and $251,000 of the Company's working capital. As of August 31, 1996, the Company's outstanding balance under the Senior Credit Facility is $5,350,000.

          Under the terms of the Senior Credit Facility, the initial monthly reductions to the Borrowing Base of $82,000 commenced April 1, 1996 and continued to August 1, 1996. On August 30, 1996, Comerica adjusted the monthly reductions to the Borrowing Base to $75,000 to commence October 1, 1996 through February 1, 1997. Beginning March 1, 1997, the Borrowing Base will be subject to monthly reductions of $110,000 through January 1, 1998. When the outstanding principal under the Senior Credit Facility exceeds the Borrowing Base, the Company must make principal payments to reduce the outstanding balance equal to or less then the Borrowing Base. On February 1, 1998, which is the maturity date of the Senior Credit Facility, the principal then outstanding shall be due and payable. The interest rate to be charged on the outstanding principal balance is based on Comerica's prime rate plus 1%. All of the Company's interests (direct or indirect) in existing oil and gas properties, miscellaneous assets, and future oil and gas property acquisitions will serve as collateral for the credit facility. The Senior Credit Facility contains various restrictions including, but not limited to, restrictions on payments of dividends or distributions other than those capital distributions to Buschman and the Hightowers in GulfMex, maintenance of positive working capital, and no change in the majority ownership or current President of the Company.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 1.        Material Changes in Financial Condition.

                           There were no material changes in the financial condition of the Company for the period from the fiscal year ended January 31, 1996 through the six months ended July 31, 1996, except for the acquisition of various oil and gas properties, the restructuring of subordinated debt and the execution and funding of a new loan agreement with Comerica which increased the outstanding debt of the Company as described herein.

                 2.        Material Changes in Results of Operations.

                           Oil and Gas Production Segment

                           For the quarter and six months ended July 31, 1996, revenues from oil and gas production were approximately $1,244,000 and $2,393,000, respectively, as compared to $900,000 and $1,928,000, for the quarter and six months ended July 31, 1995. Production operating expenses for the quarter and six months ended July 31, 1996 were approximately $606,000 and $1,147,000, respectively, as compared to the production operating expenses of $506,000 and $985,000, respectively, for the quarter and six months ended July 31, 1995. The increase in revenues is due primarily to additional revenues of approximately $627,000 earned as the result of the oil and gas properties acquired in March and April 1996. The increase in production operating expenses is due to the additional properties acquired during the first quarter of 1996 but was partially offset by reduced production operating expenses on existing properties.

                           The Company utilizes the successful efforts method of accounting for its oil and gas properties. Amortization expenses for the quarter and six months ended July 31, 1996 based on the unit-of-production method were approximately $232,000 and $451,000, respectively, for 464 and 855 MMCF equivalent units of production. Amortization expenses for the quarter and six months ended July 31, 1995, were approximately $313,000 and $645,000, respectively, for 480 and 989 MMCF equivalent units of production.

                           Interest expense for the quarter and six months ended July 31, 1996 was approximately $152,000 and
                           $267,000,  respectively.  Interest  expense  for  the
                           quarter and six months ended July 31, 1995 was approximately $65,000 and $143,000, respectively. For the quarter and the six months ended July 31, 1996, interest expense increased due to the addition of approximate $2,600,000 bank debt which was used for the acquisition of oil and gas properties during the period ended July 31, 1996, the $1,405,000 Sellers Note executed in April 1996, and the issuance in September 1995 of approximately $2,000,000, 11.50% subordinated notes to finance a development program on certain oil and gas properties located in Texas. The average interest rate incurred on senior debt during the quarter and six months ended July 31, 1996 was approximately 9.75% and 10.0%, respectively.

                           Recent Operating Developments

                           The Company operates a number of wells in the KWB Field in West Texas, in which Offshore has approximately 80% of the working interest. The Company initiated a pilot secondary recovery waterflood project in that field by drilling a pilot development well and converting surrounding production wells to water injection wells. The waterflood pilot test was initially delayed in December 1995 but the water injection has been proceeding since January 1996. While the water injection wells are causing a build-up in reservoir pressure, no material additional incremental oil production has been experienced in the pilot development well since the well was initially drilled.

                           The Company expected that it would take from six months to one year before any noticeable increase in secondary recovery production, if any, would be realized. If the waterflood pilot proves successful, the projected number of additional development wells drilled would be 29 with projected development costs to the Company of approximately $5,800,000 and a projected increase in reserves of 1,100,000 bbls of oil equivalent. Should the waterflood pilot prove to be economical, the Company would likely abandon the field. The Company anticipates that the sale of salvageable equipment would exceed plugging and abandonment expense for the existing production and water injection wells. The Company has expended approximately $263,000 to date for the KWB pilot waterflood.

                           The Company attempted reworking three gas wells in Wheeler County, Texas during 1996 by recompleting the wells in the Granite Wash production intervals. Although drilling logs and information gathered from adjacent gas wells which produced in the same horizon indicated good production potential, the Company encountered unexpected conditions in the wellbore which caused an incursion of water. The Company's effort to remedy the water incursion in the targeted production intervals proved unsuccessful. Two of the gas wells are producing from the Granite Wash, but the production is marginally economical. To date the Company has expended approximately $438,000 for the workover and completion efforts of these wells, of which approximately $382,000 has been expensed as dry hole costs.

                           On April 30, 1996, production from Block 76 was suspended due to mechanical problems incurred with the production equipment. In late June 1996, the operator of Block 76 began a major workover to the well which was successfully completed in mid-July 1996. The total cost for the workover was budgeted at approximately $1.6 million, however the actual workover cost incurred was approximately $2,200,000 of which the Company's share was approximately $70,000. Production from Block 76 has been restored to the level of production prior to the shut-in.

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

                           The Company's new Senior Credit Facility provides for up to $10,000,000 in borrowings, subject to limitations on availability as a result of the Borrowing Base determination. Under the Senior Credit Facility, the initial borrowing base ("Borrowing Base") was $4,967,000. The Borrowing Base will be redetermined by the lender each year on February 1 or sooner, if specially requested by the Company. The

                           Borrowing Base is an amount as determined by the lender, at its sole discretion, using procedures and standards customary for its petroleum industry customers, as the amount which the Company's oil and gas properties will support the principal balance outstanding under the Senior Credit Facility. In August 1996, the Company requested an increase of the Borrowing Base. Effective August 30, 1996, the Borrowing Base was increased to $5,350,000. Initial proceeds from the Borrowing Base were used to refinance the Company's existing senior indebtedness of $1,575,000 on March 11, 1996 and provide $900,000 to purchase a 3.125% working interest in Block 76 located offshore Louisiana. The Block 76 acquisition increased the Company's net proved gas reserves by 927,000 mcf. Block 76 consists of only one offshore well and therefore presents a greater degree of risk than the acquisition of multiple properties.

                           On March 26, 1996, Offshore acquired leasehold interests in three gas wells located in Wheeler County, Texas for a net purchase price of approximately $370,500. Funds of $320,500 from the Borrowing Base and working capital of $50,000 were used by the Company to make the acquisition of these wells. The total net proved reserves acquired by this acquisition were 3,000 bbls oil and condensate and 868,000 mcf gas. Drilling operates these gas wells.

                           On April 12, 1996, Offshore acquired the Mississippi Properties, which includes 23 wells operated by Drilling, for an acquisition price of approximately $2,800,000. The total net proved reserves acquired were 725,000 bbls oil and condensate. At closing, the Company funded half of the acquisition price with approximately $1,100,000 from the Borrowing Base and approximately $300,000 of working capital. By agreement with the seller, the remaining half of the acquisition price of approximately $1,405,000 was financed by the Sellers Note payable with interest at prime on August 30, 1996.

                           On July 31, 1996, Offshore acquired an additional 1.041667% working interest in Block 76 for $270,000 which was financed by Comerica. This additional working interest increased the Company's net proved gas reserves by approximately 300,000 mcf.

                           Under the terms of the Senior Credit Facility, monthly reductions to the Borrowing Base of $82,000 commenced April 1, 1996 and continued through August 1, 1996. Beginning October 1, 1996 through February 1, 1997, the Borrowing Base will be subject to monthly reductions of $75,000. Beginning March 1, 1997, the Borrowing Base will be subject to monthly reductions of $110,000 through January 1, 1998. When the outstanding principal under the Senior Credit Facility exceeds the Borrowing Base, the Company must make principal payments to reduce the outstanding balance equal to or less then the Borrowing Base. On February 1, 1998, which is the maturity date of the Senior Credit Facility, the principal debt then outstanding shall be due and payable. The interest rate to be charged on the outstanding principal balance is based on the lender's prime rate plus 1%. All of the Company's interests (direct and indirect) in existing oil and gas properties, miscellaneous assets, and future oil and gas property acquisitions serve as collateral for the Senior Credit Facility. The Senior Credit Facility contains various restrictions including, but not limited to, restrictions on payments of dividends or distributions other than capital distributions to Buschman and the Hightowers in GulfMex, maintenance of positive working capital, and no change in the majority ownership or the President of the Company.

                           The Company's ability to meet its current financial commitments, including those imposed by the Senior Credit Facility and other existing debt agreements, and to have access to additional working capital to operate and develop its existing oil and gas properties is principally dependent on the market prices for oil and natural gas, the production levels of the Company's properties, and the success of the development program commenced by the Company. As of August 31, 1996, the Company's outstanding borrowings under the Senior Credit Facility equated to the Borrowing Base, and thus no additional borrowing capacity exists under the Senior Credit Facility. To supplement internally generated funds and permit the Company to expand its acquisition and development efforts, the Company continues to evaluate sources of additional financing, which could include additional indebtedness, equity infusion, off balance sheet financing, or some combination of the above. However, the Company has no commitment for additional financing and there can be no assurance that the Company will be successful in obtaining financing when and as required. If the Company is unable to obtain additional financing when needed, it would consider, among other alternatives, sale of certain of its leasehold interests for additional capital, the curtailment of property acquisitions or development activities until internally generated funds become available, or other strategic alternatives in an effort to meet its financial requirements.

                           The Company is not obligated to provide a fixed or determinable quantity of oil or gas in the future under any existing contracts, agreements or any hedge or swap arrangements.

                           Forward-looking Statements

                           Forward-looking statements in this Quarterly Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: market dynamics, availability of financing, production levels, and success of development programs. Additional information concerning those and other factors are contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form
                           10-KSB, copies of which are available from the Company without charge.

                           PART II - OTHER INFORMATION

 Item 1.          LEGAL PROCEEDINGS None.

 Item 2.          CHANGES IN SECURITIES

                  On September 16, 1996, the Company amended its Certificate of Incorporation to provide that the Company had the authority to issue a total of 12,000,000 shares of Common Stock and
                  3,000,000 shares of Preferred Stock. The amendment was approved by the Company's stockholders at the Annual Meeting held July 1, 1996, as reported under Item 4 of Part II of this report. The full text of the amendment is attached as an exhibit to this report.

 Item 3.          DEFAULTS UPON SENIOR SECURITIES None.

 Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Shareholders was held on July 1, 1996. The slate of directors recommended by the Management of the Company were: Robert A. Buschman, Guy Bob Buschman, John G. Hurd, H. M. Shearin, Jr., Hobby A. Abshier and Ralph F. Cox.

                  1. Approval of the selection of the slate of Directors to serve for a term of one year or to the date of the next annual meeting.

                                    Shareholders present or entitled to vote for
                                    the  approval of the slate of  Directors  as
                                    presented  by  management,  voted  4,666,329
                                    shares  in favor of slate of the  Directors.
                                    The shareholders voted as follows:

                       For           Against           Abstained       Not Voted
Robert A. Buschman  4,666,329         1,500                0            884,931
Guy Bob Buschman    4,666,329         1,500                0            884,931
John G. Hurd        4,666,329         1,500                0            884,931
H. M. Shearin, Jr.  4,666,329         1,500                0            884,931
Hobby A. Abshier    4,666,329         1,500                0            884,931
Ralph F. Cox        4,666,329         1,500                0            884,931

                  2. Approval of the total number of authorized shares the Company will have authority to issue to 12,000,000 shares of Common Stock and 3,000,000 shares of Preferred Stock.

                                    Shareholders present or entitled to vote for
                                    the approval of the increase in total shares
                                    voted   4,149,484   shares  in  favor  which
                                    constituted  more  than  a  majority  of the
                                    total  number of shares  entitled to vote on
                                    this  matter.   The  shareholders  voted  as
                                    follows:

      For:     4,149,484   Against: 2,400 Abstained: 960   Not Voted: 1,399,916

                  3.        Approval of the  selection  of KPMG Peat  Marwick as
                            the   Company's   auditors   for  the  fiscal   year
                            commencing February 1, 1996.

                                    Shareholders present or entitled to vote for the resolution voted 4,666,389 shares in favor of the resolution which constituted more than a majority of the total number of shares entitled to vote on this matter. The shareholders voted as follows:

       For:     4,666,389  Against: 1,300 Abstained: 140    Not Voted:  884,931

 Item 5.          OTHER INFORMATION None.

 Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           The exhibits listed on the accompanying Index to Exhibits on page E-1 are filed as part of this Form 10-QSB. The Company will furnish a copy of any exhibit to a requesting shareholder upon payment of a fee of $.25 per page.

                  (b)      Reports on Form 8-K

                            June 26, 1996 Financial  Statements - Statements  of
                                          Revenues and Direct Operating Expenses
                                          of certain oil and gas  properties  of
                                          Belle Oil,  Inc.  Pro Forma  Financial
                                          Information  -  Pro  Forma   Condensed
                                          Combined Statements of Operations.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    RIO GRANDE, INC.



Date: September 16, 1996            By:   /s/ Guy R. Buschman
                                       ----------------------
                                       Guy R. Buschman, President



Date: September 16, 1996            By:   /s/ Gary Scheele
                                          ---------------
                                          Gary Scheele, Secretary and Treasurer
                                          (principal financial officer)

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

 3(c) Certificate of Amendment of Certificate of Incorporation of the Company (E-3).

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

 27       Financial Data Schedule (E-6).

 99(a) Private Offering Memorandum of the Company dated August 27, 1995 (incorporated herein by reference from October 31, 1995 Form 10-QSB).

                            CERTIFICATE OF AMENDMENT

                                       OF

                          CERTIFICATE OF INCORPORATION

                                       OF

                                RIO GRANDE, INC.


     Rio Grande, Inc. (the "Corporation"), a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware,

         DOES HEREBY CERTIFY:

          FIRST: That the Board of Directors of the Corporation has duly adopted a resolution setting forth the following proposed amendment to the Certificate of Incorporation of the Corporation, declaring said amendment to be advisable and providing for such amendment to be submitted to a vote of the stockholders of the Corporation. The resolution setting forth the proposed amendment is set forth below:

          RESOLVED: That  Section  4  of  the   Corporation's   Certificate   of
                    Incorporation be amended to read, in its entirety, as follows:

                    4. The total number of shares of stock which the Corporation shall have authority to issue is 15,000,000 shares, consisting of (a) 12,000,000 shares of Common Stock, par value of $.0l per share (the "Common Stock"), and (b) 3,000,000 shares of preferred stock, par value $.0l per share (the "Preferred Stock").

                              The Board of Directors of the Corporation (the "Board of Directors") is expressly authorized, at any time and from time to time, to fix, by resolution or resolutions, the following provisions for shares of any class or classes of Preferred Stock of the Corporation or any series of any class of Preferred Stock:

                              (a) the designation of such class or series, the number of shares to constitute such class or series and the stated value thereof if different from the par value thereof;

                              (b) whether the shares of such class or series shall have voting rights, which may (i) be general or limited, (ii) subject to applicable law or regulation including, without limitation, the rules of any securities exchange on which securities of any class of the Corporation may be listed, permit more than one vote per share, or (iii) vary among stockholders of the same class based upon such factors as the Board of Directors may determine including, without limitation, the size of a stockholder's position and/or the length of time with respect to which such position has been held;

                              (c) the dividends, if any, payable on such class or series, whether any such dividends shall be cumulative, and, if so, from what dates, the conditions and dates upon which such dividends shall be payable, the preference or relation which such dividends shall bear to the dividends payable on any shares of stock of any other class or any other series of the same class;

                              (d) whether the shares of such class or series shall be subject to redemption by the Corporation, and, if so, the times, prices and other conditions of such redemption;

                              (e) the amount or amounts payable upon shares of such class or series upon, and the rights of the holders of such class or series in, the voluntary or involuntary liquidation, dissolution or winding up, or upon any distribution of the assets, of the Corporation;

                              (f) whether the shares of such class or series shall be subject to the operation of a retirement or sinking fund and, if so, the extent to and manner in which any such retirement or sinking fund shall be applied to the purchase or redemption of the shares of such class or series for retirement or other corporate purposes and the terms and provisions relative to the operation thereof;

                              (g) whether the shares of such class or series shall be convertible into, or exchangeable for, shares of stock of any other class or any other series of the same class or any other securities (including the Common Stock) and, if so, the price or prices or the rate or rates of conversion or exchange and the method, if any, of adjusting the same, and any other terms and conditions of conversion or exchange;

                              (h) the limitations and restrictions, if any, to be effective while any shares of such class or series are outstanding upon the payment of dividends or the making of other distributions on, and upon the purchase, redemption or other acquisition by the Corporation of, the Common Stock or shares of stock of any other class or any other series of the same class;

                              (i) the conditions or restrictions, if any, upon the creation of indebtedness of the
                                   Corporation or upon the issuance of any additional stock, including additional shares of such class or series or of any other series of the same class or of any other class;

                              (j) the ranking (be it pari passu, junior or senior) of each class or series vis-a-vis any other class or series of any class of the Preferred Stock as to the payment of dividends, the distribution of assets and all other matters; and

                              (k) any other powers, preferences and relative, participating, optional and other special rights, and any qualifications limitations and restrictions thereof, insofar as they are not inconsistent with the provisions of this Certificate of Incorporation, to the full extent permitted in accordance with the laws of the State of Delaware.

                              The powers, preferences and relative, participating, optional and other special rights of each class or series of the Preferred Stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other classes or series at any time outstanding.

          SECOND: That pursuant to such resolution of the Board of Directors, such resolution was submitted to a vote of the stockholders of the Corporation in accordance with the General Corporation Law of Delaware and the necessary number of shares as required by statute voted in favor of the amendment.

          THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, the Corporation has caused this certificate to be signed by Guy Bob Buschman, President, and Gary Scheele, Secretary, this day of September, 1996.

                                                  RIO GRANDE, INC.


                                                  By: /s/
                                                      ___________________

                                                     Guy Bob Buschman, President

ATTEST:


/s/
__________________________
Gary Scheele, Secretary