Form 10QSB
period 1996-10-31
RIO GRANDE INC /DE/
filed 1996-12-16
CIK 352964

------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

  [root]           QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1996

                                       OR

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
  For the Transition Period From...................... to.....................

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

     At December 13, 1996 there were 5,552,760 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                        RIO GRANDE, INC. AND SUBSIDIARIES
                        Condensed Combined Balance Sheet
                             (Dollars in thousands)
                                   (unaudited)

                                                                     October 31,
                                                                         1996
                  Assets
Current assets:
 Cash and cash equivalents                                               $   501
 Trade receivables                                                           849
 Prepaid expenses                                                             12
  Total current assets                                                     1,362

Property and equipment, at cost                                           11,502
 Less accumulated depreciation, depletion and amortization                 3,471
  Net property and equipment                                               8,031

Platform abandonment fund                                                  1,002
Other assets, net                                                            301
                                                                         $10,696
            Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                                            480
 Accrued expenses                                                            212
 Current installments of long-term debt                                    1,751
  Total current liabilities                                                2,443

Accrued platform abandonment expense                                         984
Minority interest in combined limited partnership                            103
Long-term debt, excluding current installments                             5,590
  Total liabilities                                                        9,120

Shareholders' equity
 Common stock                                                                 56
 Additional paid in capital                                                1,029
 Retained earnings                                                           491
  Total shareholders' equity                                               1,576
                                                                         $10,696


See accompanying notes to condensed combined financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Condensed Combined Statements of Operations
                             (Dollars in thousands)
                                   (unaudited)

                                     Three Months                 Nine Months
                                        Ended                       Ended
                                      October 31,                October 31,
                                     ------------               --------------
                                    1996       1995           1996        1995
                                    ----       ----           ----        ----
Revenues:
     Oil and gas sales              1,340       777          3,733        2,706
                                    -----      ----          -----        ------
Costs and expenses:
     Lease operating and other
       production expense             683       472          1,830        1,458
     Dry hole costs and lease
       abandonments                   -0-         2            190            1
     Depreciation, depletion and
       amortization                   316       332            857        1,009
     Provisions for abandonment
        expense                       (30)       45             60          135
     General and administrative       280       329            935          978
                                    -----     -----          -----        ------
       Total costs and expenses     1,249     1,180          3,872        3,581
                                    -----     -----          -----        ------
Earnings (Loss) from operations        91      (403)          (139)        (875)
                                    -----     -----          -----        ------

Other income (expenses):
     Interest expense                (222)      (71)          (489)        (214)
     Interest income                   28        20             52           37
     Gain on sale of assets           226        47            361        1,249
     Other (net)                        2         4              5           (7)
     Minority interest in equity of
       combined limited partnership   (20)       41            (65)        (168)
                                     -----     -----          -----       ------
       Total other income (expense)    14        41           (136)         897
                                     -----     -----          -----       ------

Earnings (loss) before income taxes   105     (362)          (275)          22

Income taxes                            2         2              6            5
                                     -----     -----          -----       ------

Net earnings (loss)               $   103      (364)          (281)          17
                                  =======    =======       ========       ======

Net earnings (loss) per common and
  common equivalent share         $   .02     (0.06)         (0.05)        0.00
                                  =======    =======       ========       ======
Weighted average common and
  common equivalent shares
  outstanding                     5,368,505  5,927,760     5,368,505   5,927,760
                                  =========  =========     =========   =========

See accompanying notes to condensed combined financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Condensed Combined Statements of Cash Flows
                             (Dollars in thousands)
                                   (unaudited)
                                                                 Nine Months
                                                               Ended October 31,
                                                              1996        1995
Cash flows from operating activities:
  Earnings (loss) from continuing operations            $    (281)         17
  Adjustments to reconcile earnings from continuing
    operations to net cash used in operating activities:
     Depreciation and other amortization                      136          52
     Depletion of oil and gas producing properties            721         957
     Provision for abandonment expense                         60         135
     Gain on sale of assets                                  (361)     (1,249)
     Minority interest in equity of limited partnership        65         168
     (Increase) decrease in trade receivables                (212)        249
     (Increase) decrease in prepaid expenses                    2          20
     Increase (decrease) in accounts payable and accrued
       expenses                                               (11)        170
     Increase (decrease) in accrued platform abandonment
       expense                                               (115)       (313)
                                                          --------    ----------

Net cash provided by (used in) continuing operating
      activities                                                4         206
                                                          --------    ----------

Cash flows from investing activities:
  Purchase of oil and gas producing properties             (4,757)       (512)
  Purchase of other property and equipment                    (49)        (33)
  Deletions from (additions to) platform abandonment fund      33          59
  Deletions from (additions to) other assets                 (198)       (147)
  Proceeds from sale of property and equipment                699       1,822
                                                          --------     ---------

Net cash provided by (used in) investing activities        (4,272)      1,189
                                                          --------     ---------

Cash flows from financing activities:
  Proceeds from long-term debt                              5,386       2,031
  Repayment of long-term debt                              (1,729)     (1,232)
  Distributions to limited partners                          (132)       (420)
                                                          --------     ---------

Net cash provided by (used in) financing activities         3,525         379
                                                          --------     ---------

Net increase (decrease) in cash and cash equivalents         (743)      1,774
Cash and cash equivalents at beginning of period            1,244         195
                                                          --------     ---------
Cash and cash equivalents at end of period              $     501       1,969
                                                          ========     =========

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

          The condensed  combined  financial  statements include the accounts of
          Rio  Grande,   Inc.  (the   "Company")   and  its   subsidiaries   and
          majority-owned limited partnership as follows:

                                                  Ownership       Ownership
                                     Form of   Interest Before  Interest After
             Name                Organization  February 1, 1996 February 1, 1996
             ----                ------------  ---------------- ----------------

     Rio Grande Drilling Company    Corporation        100%             100%
     ("Drilling")

     Rio Grande Desert Oil Company  Corporation        100%             100%
     ("RG-Desert")

     Rio Grande Offshore, Ltd.      Partnership         80%             100%
     ("Offshore")

     Rio Grande GulfMex, Ltd.       Partnership         N/A              80%
     ("GulfMex")

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

          In the opinion of management, the condensed combined financial statements reflect all adjustments which are necessary for a fair presentation of the financial position and results of operations. Adjustments made for the nine months ended October 31, 1996 are considered normal and recurring in nature.

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

(2)       Acquisition of Oil and Gas Properties

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

          On April 12, 1996, Offshore acquired various leasehold interests in 31 oil wells located in Mississippi and Louisiana ("Mississippi Properties") for a net purchase price of approximately $2,800,000, which includes 23 wells to be operated by Drilling. Due to the timing of closing the acquisition, the March 1996 revenues and related lease operating expenses have been recorded as an adjustment to the acquisition price.

(3)      Long-Term Debt

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

          Under terms of the Senior Credit Facility, the Borrowing Base will be redetermined by the lender each year on February 1, or sooner, if requested by the Company. In August 1996, the Company requested Comerica to increase the Borrowing Base to facilitate funding the Sellers Note due on August 30, 1996. On August 30, 1996, Comerica and the Company agreed to increase the Borrowing Base to $5,350,000. The Borrowing Base is determined by the lender, in its sole discretion, using procedures and standards customary for its petroleum industry customers, and represents the amount of borrowings which in the lender's opinion the Company's oil and gas properties will support. On August 30, 1996, the Sellers Note of approximately $1,451,000 was paid with $1,200,000 of additional financing from Comerica and $251,000 of the Company's working capital. As of October 31, 1996, the Company's outstanding balance under the Senior Credit Facility is $5,275,000.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  1.       Material Changes in Financial Condition.

                           The Company's financial condition for the nine months ended October 31, 1996 has changed significantly from the fiscal year ended January 31, 1996 as a result of three major acquisitions of various oil and gas properties, the restructuring of subordinated debt, and the execution and the funding of a new loan agreement with Comerica which increased the outstanding debt of the Company as described herein.

                  2.       Material Changes in Results of Operations.

                           Oil and Gas Production Segment

                           For the quarter and nine months ended October 31, 1996, revenues from oil and gas production were approximately $1,340,000 and $3,733,000, respectively, as compared to $777,000 and $2,706,000, respectively, for the quarter and nine months ended October 31, 1995. Production operating expenses for the quarter and nine months ended October 31, 1996 were approximately $683,000 and $1,830,000, respectively, as compared to the production operating expenses of $472,000 and $1,458,000, respectively, for the quarter and nine months ended October 31, 1995. The increase in revenues is due primarily to additional revenues of approximately $1,223,000 earned as the result of the oil and gas properties acquired in March and April 1996. The increase in production operating expenses is due to the additional properties acquired during the first quarter of 1996 but was partially offset by reduced production operating expenses on existing properties.

                           The Company utilizes the successful efforts method of accounting for its oil and gas properties. Amortization expenses for the quarter and nine months ended October 31, 1996 based on the unit-of-production method were approximately $270,000 and $721,000, respectively, for 498 and 1,354 MMCF equivalent units of production. Amortization expenses for the quarter and nine months ended October 31, 1995, were approximately $312,000 and $957,000, respectively, for 407 and 1,374, MMCF equivalent units of production.

                           Interest expense for the quarter and nine months ended October 31, 1996 was approximately $222,000 and $489,000, respectively. Interest expense for the quarter and nine months ended October 31, 1995 was approximately $71,000 and $214,000, respectively. For the quarter and the nine months ended October 31, 1996, interest expense increased due to the addition of bank debt of approximately $1,200,000 and $3,775,000, respectively, which was used for the acquisition of oil and gas properties, the $1,405,000 Sellers Note executed in April 1996, and the issuance in September 1995 of approximately $2,000,000, 11.50% subordinated notes to finance a development program on certain oil and gas properties located in Texas. The average interest rate incurred on senior debt during the quarter and nine months ended October 31, 1996 was approximately 10.25% and 10.18%, respectively.

                           During the quarter and nine months ended October 31, 1996, Offshore sold various producing properties in Montana and Texas with proceeds totaling $451,000 and gain on sale of assets of $183,000.

                           For the nine months ended October 31, 1996, distributions to limited partners of $132,000 reflect only GulfMex's operations. For the nine months ended October 31, 1995, distributions to limited partners of $420,000 reflect Offshore's operations of offshore and onshore properties held by the partnership before the restructuring in February 1996.

                           Recent Operating Developments

                           Operations

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

                           The Company expected that it would take from six months to one year before any noticeable increase in secondary recovery production, if any, would be realized. If the waterflood pilot proves successful, the projected number of additional development wells drilled would be 29 with projected development costs to the Company of approximately $5,800,000 and a projected increase in reserves of 1,100,000 bbls of oil equivalent. Should the waterflood pilot prove to be uneconomical, the Company would likely abandon the field. The Company anticipates that the sale of salvageable equipment would exceed plugging and abandonment expense for the existing production and water injection wells. The Company has expended approximately $303,000 to date for the KWB pilot waterflood.

                           The Company attempted reworking three gas wells in Wheeler County, Texas during 1996 by recompleting the wells in the Granite Wash production intervals. Although drilling logs and information gathered from adjacent gas wells which produced in the same horizon indicated good production potential, the Company encountered unexpected conditions in the wellbore which caused an incursion of water. The Company's effort to remedy the water incursion in the targeted production intervals proved unsuccessful. Two of the gas wells are producing from the Granite Wash, but the production is marginally economical. The Company expended approximately $336,000 for the workover and completion efforts of these wells, of which approximately $134,000 was expensed as dry hole costs in the current fiscal year.

                           On April 30, 1996, production from Block 76 was suspended due to mechanical problems incurred with the production equipment. In late June 1996, the operator of Block 76 began a major workover to the well which was successfully completed in mid-July 1996. The total cost for the workover was budgeted at approximately $1.6 million, however the actual workover cost incurred was approximately $2,520,000 of which the Company's share was approximately $84,000. Production from Block 76 has been restored to the level of production prior to the shut-in.

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

                           On April 12, 1996, Offshore acquired the Mississippi Properties, which includes 23 wells operated by Drilling, for an acquisition price of approximately $2,800,000. The total net proved reserves acquired were 725,000 bbls oil and condensate. At closing, the Company funded half of the acquisition price with approximately

                           $1,100,000 from the Borrowing Base and approximately $300,000 of working capital. By agreement with the seller, the remaining half of the acquisition price of approximately $1,405,000 was financed by the Sellers Note payable with interest at prime which was paid in full on August 30, 1996.

                           On July 31, 1996, Offshore acquired an additional 1.041667% working interest in Block 76 for $270,000 which was financed by Comerica. This additional working interest increased the Company's net proved gas reserves by approximately 300,000 mcf.

                           Under the terms of the Senior Credit Facility, monthly reductions to the Borrowing Base of $82,000 commenced April 1, 1996 and continued through August 1, 1996. Beginning October 1, 1996 through February 1, 1997, the Borrowing Base is subject to monthly reductions of $75,000. Beginning March 1, 1997, the Borrowing Base will be subject to monthly reductions of $110,000 through January 1, 1998. When the outstanding principal under the Senior Credit Facility exceeds the Borrowing Base, the Company must make principal payments to reduce the outstanding balance equal to or less then the Borrowing Base. On February 1, 1998, which is the maturity date of the Senior Credit Facility, the principal debt then outstanding shall be due and payable. The interest rate to be charged on the outstanding principal balance is based on the lender's prime rate plus 1%. All of the Company's interests (direct and indirect) in existing oil and gas properties, miscellaneous assets, and future oil and gas property acquisitions serve as collateral for the Senior Credit Facility. The Senior Credit Facility contains various restrictions including, but not limited to, restrictions on payments of dividends or distributions other than capital distributions to Buschman and the Hightowers in GulfMex, maintenance of positive working capital, and no change in the majority ownership or the President of the Company.

                           RECENT DEVELOPMENTS

                           Louisiana Acquisition. Offshore executed a purchase and sale agreement on November 20, 1996 with a Louisiana corporation for the acquisition of producing oil and gas properties in the Righthand Creek Field ("Righthand Creek") located in Allen Parish, Louisiana. The effective date of the Righthand Creek acquisition is November 1, 1996 with the closing anticipated to occur on or about January 16, 1997, subject to customary due diligence by Offshore. The Company has deposited $250,000 as earnest money which is subject to forfeiture to the sellers if the acquisition is not concluded on or before January 16, 1997. The acquisition price for Righthand Creek is approximately $15 million for total proved producing reserves of approximately 2 million barrels of oil and 2 Bcf natural gas net to Offshore's interest. Drilling will be the operator for the seven wells currently producing from the Wilcox formation.

                           The purchase and sale agreement provides that Offshore will conduct certain drilling operations on undeveloped leasehold acreage within twelve (12) months of the closing date. Offshore must commence the spud-in of two (2) wells within twelve months of closing to test the Wilcox "B" Sand, however, Offshore does have the option to re-enter an existing well located on the undeveloped acreage which would count as one well. In the event that Offshore fails to drill either of the required wells to the Wilcox "B" formation, the seller has the right to require

                           Offshore to convey to the seller a working interest in the unearned acreage.

                           In connection with Offshore's requirement to develop the undeveloped leasehold acreage, the seller has the option to obtain a working interest ranging from 10 to 20 percent in all wells completed effective upon Offshore obtaining project payout. Project payout for the wells completed by Offshore as defined by the purchase and sale agreement would occur when Offshore has received proceeds from the wells drilled equal to all actual costs of drilling, completing, re-completing, equipping, maintaining, producing and operating the wells drilled. The sellers' option to obtain such working interest would remain in effect until the sellers have recovered proceeds from production sales net of revocable costs and expenses proportionate to their working interest in the wells drilled. The working interests obtained by the sellers as described above would revert back to Offshore at such time that the sum of the net proceeds received by the sellers equals $7 million.

                           In connection with the proposed Righthand Creek acquisition, the Company has obtained a commitment from Comerica to increase the Senior Credit Facility from $10 million to $25 million which would provide for an increase in the Borrowing Base up to approximately $17 million. The $12 million increase in Borrowing Base would be subject to a loan fee of $75,000. The interest rate to be charged on the outstanding principal balance would be based on the lender's prime rate plus 1/2%. The commitment provides for monthly reductions in the Borrowing Base of approximately $330,000 effective April, 1997.

                           Comerica's commitment to increase the Senior Credit Facility and Borrowing Base is contingent upon the successful placement and funding of at least $10 million of additional equity in the Company.

                           Proposed Private Placement.

                            The Company has engaged Reid Securities  Corporation
                           ("Reid") as its exclusive agent to assist the Company in effectuating the sales of equity in the Company by means of private placement to institutional investors. The Company will pay Reid a fee equal to 2 1/2% of the aggregate proceeds received by the Company through any such private placement.

                           Recently the Company entered into a nonbinding letter of intent with an unrelated third party (the "Investor") introduced to the Company by Reid providing for the purchase by the Investor of an aggregate of $10 million in newly issued preferred stock of the Company. The preferred stock would be issued in two $5 million series, one of which would pay a cumulative dividend of 15% per annum and one of which would pay a cumulative cash or in-kind dividend of 14% and be convertible into common stock representing approximately 24% of the Company's outstanding common stock on a fully diluted basis, assuming exercise of all currently outstanding warrants and options. One series of the preferred stock would be mandatorily redeemable by the Company upon the occurrence of certain events, and the entire issuance would be redeemable in certain circumstances at the option of the Investor. In addition, the preferred stock would have the right to elect one-third of the Company's directors. The proposed transaction is subject to a satisfactory due diligence review, negotiation and execution of mutually satisfactory definitive documentation, approval of the final terms by the Company's Board of Directors and the Investor, consummation of the Righthand Creek acquisition, and other customary conditions. The Company expects to use the proceeds of the preferred stock transaction to provide a portion of the acquisition price of Righthand Creek and to reduce indebtedness, including prepayment of the Company's $2 million 11.5% Subordinated Notes due 2002.

                           Expected Closings. Management expects the Righthand Creek acquisition, the Comerica restructuring and the preferred stock transaction to be consummated contemporaneously in early January. In the event the preferred stock transaction is not consummated, the Company would owe certain breakup fees to the Investor which could aggregate up to $100,000. The Company would promptly seek alternative sources of equity or debt financing in order to consummate the Righthand Creek acquisition and effectuate the Comerica restructuring. While management believes the currently proposed transactions will be successfully concluded, no assurance can be given that the preferred stock transaction will be successfully
                           concluded   or  that   if  it  is  not   successfully
                           concluded, alternative debt or equity financing to permit consummation of the Righthand Creek acquisition will be available.

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

          (b)  Reports on Form 8-K
                    None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      RIO GRANDE, INC.



Date:    December 13, 1996            By: /s/ Guy R. Buschman
                                          Guy R. Buschman, President



Date:    December 13, 1996            By: /s/ Gary Scheele
                                           Gary Scheele, Secretary and Treasurer
                                          (principal financial officer)

                                INDEX TO EXHIBITS

     The following exhibits are numbered in accordance with Item 601 of Regulation S-B:


10(i) Engagement letter between Reid Investment Corporation and Rio Grande, Inc. dated August 28, 1996 as exclusive agent to sell equity in Rio Grande, Inc.

10(j) Purchase and Sale Agreement between Brechtel Energy Corporation, et al. and Rio Grande Offshore, Ltd. dated November 20, 1996 for the acquisition of oil and gas properties located in the Righthand Creek Field, Allen Parish, Louisiana.

                         THIS PAGE IS INTENTIONALLY LEFT BLANK.

                                     R E I D

                               S E C U R I T I E S

                                 August 28, 1996




RIO GRANDE, INC.
10101 Reunion Place, Suite 210
San Antonio, TX 78216-4156

Attention:        Guy Bob Buschman President

Gentlemen:

 In connection with the proposed issue and sale (by means of a private placement to institutional investors) by Rio Grande, Inc. (the "Company") of approximately $10 to $15 million of subordinated debt, preferred stock or any other security issued by the Company (the "Securities"), the Company and Reid Securities Corporation ("Reid") agree:

 1. (a) Prior to the sale of the Securities to any prospective purchaser ("Offeree"), the authorized employees of the Company shall: (i) furnish or make available to each Offeree and any person advising such Offeree all relevant information pertaining to the Company and the Securities and the terms and conditions of the offering, and (ii) give each Offeree and any person advising such Offeree the opportunity to ask questions and receive answers concerning the Company and the Securities and the terms and conditions of the offering.

 (b) To the best of the Company's knowledge all written information or oral information provided to Offerees or to Reid by authorized employees of the Company will not contain any untrue statement of a material fact or omit to state a material fact necessary to make such information not misleading.

 (c) The Company covenants that it shall promptly advise Reid if, because of the occurrence of any event or condition, the passing of time or otherwise, written information or oral communications of the Company and its employees to Offerees which relate to the offer and sale of the Securities contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which they were made, not misleading, and the written information (and attendant oral communications) shall be amended in form and substance satisfactory to Reid so that after giving effect to such amendment, the written information (and attendant oral communications) will not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in the light of the circumstances under which they were made, not misleading.









                           Reid Securities Corporation
                5956   Sherry  Lane  *  Suite  190l   *Dallas,   Texas  75225  *
214/739-8900 * Fax 214/739-5420

Rio Grande, Inc.
August 28, 1996
Page 2


 2. The Company hereby appoints Reid as its exclusive agent to effect sales of the Securities on a best efforts basis during the period commencing on the date of this engagement letter and ending December 31, 1996 (the 'Offering Period"), which may be mutually extended by written agreement of the parties hereto. Subject to the terms and conditions herein set forth, Reid accepts such appointment and shall use its best efforts to find purchasers for all of the Securities. Reid's agency hereunder is coupled with an interest and is not terminable by the Company without Reid's permission; such agency shall continue until the termination of the Offering Period, except that if subscriptions for all of the Securities are received prior to the termination of the Offering Period, Reid's agency shall terminate at the date of the last sale of the Securities. In the event the offering of the Securities is commenced and subscriptions for the Securities are not received by the end of the Offering Period, Reid's agency and this Agreement shall terminate without further obligation of either Reid or the Company to the other except as provided in this paragraph 2 and in paragraphs 4, 6 and 7. The Company shall have the right to reject any and all proposed purchasers of the Securities for any reason the Company deems reasonable. Notwithstanding the foregoing, in the event that Reid contacts an Offeree and introduces the Offeree to the Company and its employees and the Offeree purchases the Securities from the Company within 1 year after the expiration of the Offering Period, Reid shall be entitled to the same sales commission provided for in paragraph 5 hereof with respect to such purchase which would have been due had the purchase occurred during the Offering Period.

3. (a) The Company shall not, directly or indirectly (except through Reid), offer or sell, or attempt to offer or sell, or solicit any offer to buy the Securities. As used in this Agreement the terms "offer" and "sale" shall have the meanings specified in Section 2(3) of the Securities Act of 1933.

     (b) The Company and Reid shall approve in advance, and if requested by the Company, shall have its counsel review in advance: (i) every form of letter, memorandum, circular, notice or other written information provided to the Offerees; and (ii) each person to whom each written information is to be addressed or delivered. Neither Reid nor the Company shall offer any Securities for sale to, or solicit any offer to purchase any Securities from, any person that has not previously been approved for such purpose by both Reid and the Company. The Company and Reid shall promptly review all written information submitted by the other for approval, and they shall use their respective best efforts promptly to prepare all written information reasonably required in connection with the offer and sale of the Securities.

Rio Grande, Inc.
August 28, 1996
Page 3

 4. The Company will reimburse Reid on a monthly basis as incurred by Reid and billed to the Company for all costs and other expenses relating to Reid's offering of the Securities, including without limitation all direct expenses for travel and all other reasonable and necessary costs and expenses associated with the offering and sale of the Securities. In the event the Securities are not sold, the Company shall reimburse Reid for the costs and expenses incurred by it as described in the foregoing sentence.

 5. As compensation for its services the Company shall pay to Reid a cash fee equal to 2 1/2% of the aggregate proceeds received by the Company from the sale of the Securities. Such fee shall be contingent upon the consummation of a sale(s) and payable to Reid promptly following the closing thereof. In the event that the transactions contemplated by this agreement are not consummated by the end of the Offering Period, the Company shall pay Reid a cash fee of $25,000.

 6. In addition to the amounts which the Company has herein agreed to pay to Reid, the Company shall indemnify and hold Reid (and its directors, officers and employees) harmless against any losses, claims, damages or liabilities to which Reid may become subject in connection with the transactions contemplated hereby and shall reimburse Reid or such person for any legal or other expenses reasonably incurred in connection with investigating, settling or defending any action or claim in connection therewith; provided however, that the Company shall not be liable in any such case to the extent that any such loss, claim, damage or liability is found in a final judgment of a court of competent jurisdiction to have resulted from a breach of Reid's obligations to the Company in connection with the performance by Reid of the services pursuant hereto or from Reid's gross negligence or willful misfeasance in performing such services.

 7. The indemnity agreement contained in paragraph 6 shall remain operative and in full force and effect regardless of any termination of this Agreement or of any investigation made by or on behalf of the Company or Reid, and shall survive the delivery of and payment for the Securities for a period of one year.

 8. This Agreement is made solely for the benefit of Reid, the Company and their respective successors and permitted assigns, and no other person shall acquire or have any right by virtue of this Agreement, and the term 'successors and permitted assigns" as used herein shall not include any purchasers of the Securities.

Rio Grande, Inc.
August 28, 1996
Page 4

     If the foregoing is in accordance with your understanding, kindly confirm your acceptance and agreement by signing and returning the enclosed duplicate of this letter, and it will thereupon constitute a binding agreement between us.

                                Very truly yours,

                                                   REID SECURITIES CORPORATION




                                 James P. Benson
                                Managing Director


ACCEPTED AND AGREED TO
AS OF AUGUST 28, 1996:

RIO GRANDE, INC.


By:
     Guy Bob Buschman
     President

                       PURCHASE AND SALE AGREEMENT


                                 BY AND BETWEEN


                           BRECHTEL ENERGY CORPORATION

                           AGENT AND ATTORNEY-IN-FACT


                                     SELLER


                                       AND


                            RIO GRANDE OFFSHORE, LTD.


                                      BUYER


                              DATED NOVEMBER , 1996

                                    EXHIBITS

EXHIBIT "A"    List of Principals represented by Brechtel Energy Corporation

EXHIBIT "B"    Description  of Leases,  Wells and Agreements

               I.   Oil and Gas Leases

               II.  Assignments

               III. Wells, Working Interest, Net Revenue Interest

               IV.  Facilities

               V.   Agreements  Contracts  and  Rights of Way VI.  Gas  Purchase
                    Contract

             VII.   Crude Oil Purchase Contract

EXHIBIT "B-1"  Buyer's Allocation of Closing Purchase Price

EXHIBIT "C"    Assignment, Bill of Sale and Conveyance (Developed Assets)

EXHIBIT "C-1"  Assignment, Bill of Sale and Conveyance (Undeveloped Assets)

EXHIBIT "D"    Escrow Agreement

EXHIBIT "E"    Liquid Hydrocarbon Inventory

EXHIBIT "F"    Plat of Existing Pipeline

                           PURCHASE AND SALE AGREEMENT



     THIS AGREEMENT, dated November , 1996 by and between BRECHTEL ENERGY CORPORATION, a Louisiana corporation, 19331 North 12th Street, Covington, Louisiana 70433, herein acting for itself and as Agent and Attorney-in-Fact (by authority of that certain Irrevocable Power of Attorney dated November , 1996) for, and on behalf of, those working-interest owners identified on Exhibit "A," attached hereto and made part hereof for all purposes, hereinafter collectively referred to as "Seller" and RIO GRANDE OFFSHORE, LTD., a Texas limited partnership, 10101 Reunion Place, Suite 210, San Antonio, Texas 78216, hereinafter referred to as "Buyer."


                                   WITNESSETH:

     That Seller desires to sell to Buyer and Buyer desires to purchase from Seller, on the terms set forth in this Purchase and Sale Agreement (the "Agreement"), all of Seller's right, title and interest in and to those certain oil and gas working interests and associated assets identified in the exhibits attached hereto and made part hereof and sometimes referred to herein as the "Developed Assets" and the "Undeveloped Assets," as hereinafter defined, or, collectively, the "Assets." The term "Seller" shall collectively mean all of the owners listed on Exhibit "A" and represented by Brechtel Energy Corporation, and the term "each Seller" shall refer to each of such owners, individually. Therefore, in consideration of the mutual promises contained herein, the benefits to be derived by each party hereunder as well as other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Buyer and Seller agree as follows:

                                   ARTICLE I.
                                PURCHASE AND SALE

     1.01 Purchase and Sale of Assets. Subject to the terms and conditions of this Agreement, Seller offers and agrees to sell, and Buyer offers and agrees to purchase, as of the Effective Date hereinbelow defined, save and except the "Assets Excluded" as set forth in Article 1.02, supra, all of Seller's right, title and interest in the following assets, to-wit:

               A. the Developed Assets, being those assets of the nature and character hereinbelow described (excluding those overriding royalty interests listed in Exhibit "B") in Paragraph C(a) through (g), inclusive,

                    (a) insofar as such leasehold working interests, existing wells and associated equipment are situated within the surface boundaries of that certain oil and gas unit designated as the U WX RD SU created by Louisiana Office of Conservation Order No. 1041-C-6 and represented by that certain unit survey dated April 4, 1996 prepared by C. L. Jack Stelly & Associates, Inc., inclusive of all depths and formations in and under such lands (except where leasehold depth limitations are indicated in Exhibit "B"),

                         LESS AND EXCEPT the "Exception Tract," being that certain tract of land comprised of the following unit tracts or portions thereof, as depicted on said unit survey plat:

                              Unit Tract 1: insofar as said tract is situated west of a projection, due North, of the East boundary line of Unit Tract 2, until such projected line meets the northern surface boundary line of said U WX RD SU;

                              Unit Tract 2: the N 1/2

                              Unit Tract 4: all

                    (b) and further including, as a Developed Asset, that certain Brechtel Energy Corporation (formerly, Ballard Exploration Company, Inc.) No. 1 Ragley Well (Serial No. 188683) located in Section 29, T5S,R7W, Allen Parish, Louisiana along with all downhole and surface equipment associated therewith but limited to the currently existing wellbore and any well that may be completed, deepened or sidetracked from said existing wellbore (the "Ballard Well"); and

               B. the Undeveloped Assets, being those assets of the nature and character hereinbelow described (excluding any overriding royalty interest listed in Exhibit "B") in Paragraph C(a) through (g), inclusive,

                    (a) insofar as such leasehold working interests cover lands situated outside the surface boundaries of said U WX RD SU plus

                    (b)  the Exception Tract, above described, and

                    (c) all wells and equipment located on lands within the surface boundaries of that certain oil and gas unit designated as the U WX RD SU created by Louisiana Office of Conservation Order No.1041-C, less and except the said Ballard Well, described above as a Developed Asset;

               C. considered together the Developed Assets and Undeveloped Assets are herein referred to as the "Assets," which, subject to the above limitations and exceptions, shall include:

                    (a) the "Leases," as hereinbelow defined, including the working interests and net revenue interests described in Exhibit "B" and, with respect to said leases, the oil and/or gas wells located thereon described in said Exhibit "B" (the "Wells") along with all other right, title and interest of Seller in and to said Wells and in and to the associated leasehold;

                    (b) Except to the extent as may be limited by the leasehold rights set forth above, all of Seller's rights, privileges, benefits and powers conferred upon Seller, as the holder of any Lease, with respect to the use and occupation of the surface of, as well as the subsurface depths under the lands covered by such Lease that may be necessary or useful to the possession and enjoyment of such Lease; except to the extent as may be limited by the leasehold rights set forth above, all of Seller's rights in any pools or units which include all or any part of any Lease or any Well (the "Units"), including Seller's right, title and interest in production from any Unit, regardless of whether such Unit production is derived from wells located on or off a Lease and Seller's right, title and interest in any wells within any such unit;

                    (c) To the extent assignable, all of Seller's right, title and interest in and to surface use agreements, authorizations, permits and similar rights and interests applicable to, or used or useful in connection with, any or all of the Wells, Leases, Lands and Units;

                    (d) To the extent assignable, all of Seller's right, title and interest in and to permits, servitudes, easements, rights-of-way, orders, lease agreements, royalty agreements, assignments, gas purchase and sale contracts, oil purchase and sale agreements, farmin and farmout agreements, transportation and marketing agreements, operating agreements, unit agreements, processing agreements, options, facilities or equipment leases and other contracts, agreements and rights used, or held for use, in connection with the ownership or operation of the Assets, or with the production or treatment of hydrocarbons from the Assets, including, without limitation, the easements and other contracts described in Exhibit "B," attached hereto, or the sale or disposal of water, hydrocarbons or associated substances from the Assets but excluding any such contracts, agreements and rights where transfer of same is limited by third party agreement or operation of law;

                    (e) All of Seller's right, title and interest in and to all equipment, machinery, fixtures and other real, personal and mixed property situated on the Leases and used in the operation of the Assets including, without limitation, wells, salt water disposal wells, well equipment, casing, rods, tanks, boilers, buildings, tubing, pumps, motors, fixtures, machinery, inventory, separators, dehydrators, compressors, treaters, power lines, field processing facilities, flowlines, gathering lines, transmission lines and all other pipelines ("Equipment");

                    (f) All of Seller's right, title and interest (excluding such interest attributable to any overriding royalty interest) in and to oil, condensate, natural gas in whatever form and natural gas liquids produced after the Effective Date, including "line fill" and inventory below the pipeline connection in tanks, attributable to the Wells, the Leases, Lands and Units; and

                    (g) Originals, or clean and legible copies of, all of the files, records, information and data respecting the Assets in Seller's possession including, without limitation, title records, abstracts, title opinions, title certificates, computer records, production records, severance tax records, geological and geophysical data and all other information relating directly to the ownership or operation of the Assets but exclusive of (i) any such records, data or information where transfer of same is prohibited by third party agreements or applicable law, (ii) the work product of Seller's legal counsel and (iii) records relating to the Sale and Closing under this Agreement.

     1.02 Assets Excluded. The Assets do not include the following:

          (a) Accounts receivable and payable associated with the Assets and relating to operations conducted or occurring prior to the Effective Date.

          (b) Liquid hydrocarbon inventory in storage tanks above the pipeline connection as of 7:00 a.m. on the Effective Date, as set forth in Exhibit "E."

                                  ARTICLE II.
                                 PURCHASE PRICE


     2.01     Purchase Price.

              (a) As cash  consideration  for the  sale of the  interest  in the
                  Developed  Assets,  subject to  adjustments as provided for in
                  Article 2.06, supra, Buyer shall pay to Seller at Closing, as hereinafter defined in Article IX, the total sum of Fifteen Million and No/100 ($15,000,000.00) Dollars (U.S.) (the
                  "Closing Purchase Price");

              (b) As consideration for the sale of the Undeveloped Assets, Buyer shall drill the wells and, as applicable, distribute such proceeds as are attributable to the reversionary working interest in favor of Seller as hereinbelow defined in Paragraph 2.03, such wells to be drilled in the manner and in accordance with the prescribed schedule set forth therein.

              All cash payments required under (a), above, shall be made by wire transfer at Closing pursuant to Seller's instructions.

     2.02     Performance Deposit

               (a) Upon execution of this Purchase and Sale Agreement (the "Agreement"):

                         Buyer will pay to Seller, by wire transfer, into an Escrow Account established by Buyer and Seller in the Gulf South Bank and Trust, Gretna, Louisiana, the amount of (i) Two Hundred Fifty Thousand and No/100 ($250,000.00) Dollars; and (ii) two (2%) percent of such amount, or $5,000.00, representing the required escrow portion of the broker's commission due Burks Oil and Gas Properties, Inc. representing, collectively, a Performance Deposit which shall be, subject only to the specific exceptions set out in subparagraph (b), below, non-refundable and shall be paid to Seller by the Escrow Agent, as hereinafter provided, in the event that Closing (as defined in Article 9.01, supra) does not occur.

               (b) Exceptions to Non-Refundability of Performance Deposit. The Performance Deposit shall not be refunded to Buyer in the event that Closing fails to occur, unless the failure to Close is as a result of one or more of the following occurrences:

                         (1) As a result of the failure of Seller to Close the transaction contemplated hereunder.

                         (2)  As a result of termination of this Agreement under
                              Article X.

                    In effecting the refund of the Performance Deposit pursuant to this Article 2.01(b), Seller shall advise the Escrow Agent, in writing, to refund the deposit to Buyer.



    2.03      Undeveloped Assets.

               (a) Prescribed Wells and Reversionary Interest. In consideration for the purchase of the Undeveloped Assets and in addition to its payment of the Closing Purchase Price, described above, for the Developed Assets, Buyer shall conduct certain drilling operations and make certain elections available to Seller contingent upon payout of such operations as hereinafter specified. It is understood and agreed that Buyer's obligation to commence actual drilling operations (i.e., "spudding-in") of the following "Prescribed Wells" and prosecute the drilling thereof with all reasonable care and diligence are, together, material and moving consideration in favor of Seller without which consideration Seller would not have entered into this Agreement to sell the Undeveloped Assets.

               (b) Schedule and Manner of Drilling of Prescribed Wells. Within the twelve (12) month period following Closing, Seller shall commence the drilling ("spudding-in") of two (2) wells and drill such wells with all due care and diligence to a depth sufficient to test the Wilcox "B" Sand, as such sand is found in other wells producing within the said U WX RD SU. In the event that Buyer experiences mechanical or equipment failures or unforseen downhole conditions or encounters heaving shale or other impenetrable formation which preclude or make further operations unjustified, Seller may cease such operations and still satisfy the requirement of this provision by commencing the drilling ("spudding-in") on a substitute well within ninety (90) days and continuing the drilling thereof in same manner required of the original well or wells, and, in like manner, continue the prosecution of such wells or substitutes therefor until the prescribed drilling obligation has been satisfied.

                    In lieu of the requirement to drill one of the two wells, as specified above, Buyer shall have the option to re-enter and attempt the testing of the Wilcox "B" Sand, as found between the depths of 11,032 feet and 11,102 feet on the electric log in the  existing  Magnolia-Ragley  No. 1 Well located in
                    Section 29, T5S,R7W, Allen Parish, Louisiana. If attempted, such operation shall be commenced within said twelve (12) month period and conducted by Buyer with all due care and diligence to test the Wilcox "B" Sand as found in the said well or a sidetrack thereof. In the event that due to mechanical or equipment failures or adverse downhole conditions which make the re-entry operation or a sidetrack operation unjustified and the objective of testing the Wilcox "B" Sand is not met, Buyer may cease such operation and still satisfy the drilling requirement of this provision by commencing drilling operations ("spudding-in") on another well within ninety (90) days of such cessation of operations and continuing such operations in the same manner required hereinabove. For purposes of this provision, commencement of re-entry operations shall mean that point in time when a rig capable of conducting such re-entry operation is moved on the location of said Magnolia- Ragley No. 1 Well and such re-entry operation is prosecuted with all due care and diligence.

               (c) In the event Buyer fails to drill the two prescribed wells, as set forth in subparagraph (b) above, then as its sole and exclusive remedy for such failure, each Seller shall have the right to obtain reassignment of its proportionate working interest in the "Unearned Acreage," being all of the Undeveloped Assets assigned to Buyer, save and except the acreage assigned to any drilling or proration unit for a well drilled or recompleted by Buyer. If at the end of such 12 month period for drilling the prescribed wells, the Buyer has not spudded-in such two wells or if Buyer fails to drill either of such wells or substitute wells to the required depth, then each Seller shall have the option to provide written notice to Buyer to reconvey to such Seller its proportionate undivided interest in all of the Unearned Acreage. Such written notice must be received by Buyer within 545 days after the date of this Agreement or within 100 days after Buyer ceases the continuous drilling operations set forth in subparagraph (b), above, whichever is later, or such right to a reassignment shall be waived and be of no further force and effect. Within 30 days of receiving notice, Buyer shall deliver to each Seller who properly and timely requests a reassignment, an executed, recordable Assignment reassigning such Seller's proportionate working interest in the Unearned Acreage.

               (d) In the event any lease within the Undeveloped Assets is due to expire due to the failure of Buyer to drill wells and extend the primary term thereof and if Buyer does not choose to pay delay rentals or to extend or renew such leases or obtain new leases on such acreage, then Buyer shall notify Seller accordingly at least sixty (60) days prior to the date such delay rental is due or such lease is scheduled to expire. If Seller requests in writing that Buyer reassign such lease, Buyer shall promptly reassign to Seller all of Buyer's right, title and interest in such lease. In the event Buyer elects to extend or renew any expiring lease within the Undeveloped Assets or obtains a new lease covering the same lands within twelve (12) months after the date such lease expires, the rights of Seller under this Paragraph 2.03 shall continue in effect for such extension, renewal or new lease.

               (e) Seller's Option to Assume Interest. Each Seller, as identified on Exhibit "A," attached hereto, shall have the same separate and independent option to assume each such Seller's proportionate share of an undivided

                    (i) twenty (20%) working interest in all wells drilled or recompleted on the Undeveloped Assets exclusive of the Ballard Well, included above as a Developed Asset, and further exclusive of that portion of the Undeveloped Assets located within the surface boundaries of the U WX RB SUA created by Louisiana Office of Conservation Order No. 1041-C; and,

                    (ii) ten (10%) percent working interest in all wells drilled or recompleted on the Undeveloped Assets situated within the surface boundaries of said U WX RB SUA, excluding said Ballard Well; provided, however, in the event that said U WX RB SUA is revised or, if terminated, replaced by a new unit of a configuration that, by unit survey, would include within its surface boundaries additional acreage which is not subject to the terms of any farmout described in Exhibit "B," such additional included acreage shall, for the purposes of this Agreement, be deemed Undeveloped Assets and, accordingly, Seller's working interest as to such included acreage shall be twenty (20%) percent.

                    such option to become effective upon "Project Payout" and to continue in effect until each such electing Seller has received such Seller's proportionate share of the 7MM Payout, defined below, attributable to such working interest as set forth below. The "Project Payout" shall occur when Buyer has received from the proceeds of production from the wells on the Undeveloped Acreage, a sum equal to all of Buyer's Recoverable Costs and Expenses incurred prior to date Project Payout first occurs. Buyer shall provide each Seller with quarterly statements showing the status of
                    Project Payout, and upon attaining Project Payout, Buyer shall promptly provide each Seller with written notification thereof, via certified mail, and each Seller shall have thirty (30) days after receipt of such written notification within which to notify Buyer of such Seller's election to assume such proportionate share of an undivided twenty (20%) working interest in such wells. Failure of a Seller to notify Buyer of such election shall constitute an election not be assume such Seller's proportionate share of said working interest. Recoverable Costs and Expenses shall include all actual costs of drilling, completing, re-completing, equipping, maintaining, connecting, producing and operating the wells located on the Undeveloped Assets, specifically including the actual costs to Buyer of conducting and interpreting a 3-D seismic reasonably necessary to evaluate the Assets, should Buyer conduct such seismic survey, as well as all ad valorem taxes burdening the working interests and all severance taxes, production taxes, royalties and overriding royalties, in existence on the date of Closing and described on said Exhibit "B" which burden or are chargeable to such interests or the production of proceeds therefrom. Operating costs shall be determined as set forth in that certain currently applicable Joint Operating Agreement ("JOA"), dated January 20, 1993 by and between Brechtel Energy Corporation, Operator, and Team America, et al, Non-Operator; provided, however, that at Closing Rio Grande Drilling Company shall become Operator under such JOA, and Buyer shall be included as an additional party. However, with respect to this Article 2.03(e), no non-consent penalties shall be included in the Recoverable Costs and Expenses. After the occurrence of Project Payout, the each party's proportionate undivided working interest shall be subject to such JOA, including the non-consent penalties on a well by well basis. Each electing Seller's proportionate share of such 20% working interest shall automatically revert to Buyer on the date when such electing Seller has recovered from the proceeds of production sales derived from the subject wells (net of revocable costs and expenses paid by such Seller after Project Payout) of such Seller's proportionate share of the sum of Seven Million Dollars ($7,000,000.00) (the "7MM Payout"). If any electing Seller should make a non-consent election for any operation under the JOA, neither the proceeds nor the costs and expenses associated with the applicable non-consent penalty shall be applied toward the 7MM Payout for such Seller's interest.

               f. Prescribed Wells - Additional Covenants. With respect to any well drilled pursuant to the provisions of this Paragraph 2.03, the Buyer and Seller further agree that:

                    (a) Should Buyer sell any or all of its interest in the Assets prior to the occurrence of the 7MM Payout, the provisions of this Paragraph 2.03 shall become an obligation running with the land and shall remain an obligation of, and encumbrance upon, the interests of each subsequent Assignee. Until such 7MM Payout occurs, Rio Grande Drilling Company, or an affiliate thereof, shall remain as Operator of the Undeveloped Assets; provided, however, that another company may be substituted as Operator, with Seller's written consent, which shall not be unreasonably withheld. Should Buyer sell any or all of its interest in the Assets after the occurrence of Project Payout, Buyer agrees to use its best  efforts  to gain for  Seller  the  option  of
                         Seller to sell its interest in the Assets in conjunction with Buyer's sale.

                    (b) With respect to any well drilled pursuant to the provisions of this Article 2.03 prior to Project Payout, as to which Buyer elects not to set production casing, the Operator shall provide each Seller with notice of such election, as provided in the JOA, and each Seller shall have a period of forty-eight (48) hours after receipt of such written notification within which to elect to make a completion attempt on such well at those electing Sellers' sole cost, risk and expense pursuant to the provisions of Article VI.6 of the JOA, as modified by this subparagraph. Likewise, if Seller's completion attempt is unsuccessful, Seller shall also plug and abandon such well at Seller's sole cost, risk and expense. If Seller's completion attempt results in a well capable of producing in commercial quantities, Seller shall be entitled to receive all proceeds derived from the sale of all production from said well until Seller has recovered, out of such proceeds, three hundred (300%) percent of all of Seller's costs and expenses of drilling, completing, equipping and operating said well to point of "payout." At payout, Buyer shall have the right to assume a fifty

                         (50%)percent working interest in such well and thereafter all costs and benefits attributable to the working interest in such well shall be shared: Seller, fifty (50%) percent and Buyer fifty (50%) percent, and all subsequent operations on such well shall be governed by the JOA. Any proceeds received from the sale of production derived from any well operated by Seller under this article shall not act to reduce the additional consideration due Seller after Project Payout; provided however, (i) each Seller's right of election following Project Payout shall be applicable to the Buyer's fifty (50%) percent reversionary interest in any well completed by Seller pursuant to this article; (ii) Buyer's actual costs paid in connection with Buyer's working interest in such well shall be included in the calculation of Project Payout; and (iii) the proceeds derived from the sale of production attributable to that portion of Buyer's working interest in such well which is acquired by Seller after Project Payout occurs (up to 10% of 8/8ths thereof) shall be included in the calculation of the 7MM Payout.

     2.04 Escrow Account. In order to establish the escrow account referred to in Article 2.02 above, concurrently with the execution of this Agreement, Buyer and Seller shall enter into an Escrow Agreement in substantially the form attached hereto as Exhibit "D" but including, among its other terms and conditions, the following procedures for instructing the Escrow Agent to distribute the escrow funds:

          (a) In the event Closing does occur, the Escrow Agent shall be authorized to immediately transfer all Escrow Funds, less escrow expenses but plus all interest accruing thereon, from the Escrow Account into an account designated, in writing, by Seller. The Escrow Agent's authority shall be represented by written instructions conveyed to Escrow Agent by facsimile transmission from Buyer on Closing date.

          (b) In the event Closing does not occur and such failure to Close is not as a result of any of the exceptions to non-refundability set out in 2.01(b), infra, Buyer shall instruct Escrow Agent, in writing by facsimile transmission, to immediately pay to an account designated by Brechtel Energy Corporation, as Agent, the Performance Deposit provided in Article 2.01(a) plus all interest accrued thereon.

          (c) In the event that Closing does not occur and such failure to close is a result of the occurrence of any one or more of the exceptions to non-refundability set forth in subparagraph (b), Seller shall promptly instruct the Escrow Agent to immediately pay the Escrow Fund to Buyer, plus all interest accruing thereto.

          (d) In the event of the occurrence of either of the circumstances described in subparagraphs (b) and (c) and the party required to provide notice to the Escrow Agent fails to do so, the party entitled to the distribution of funds from the Escrow Account may provide the Escrow Agent with a sworn affidavit attesting to the particular circumstances whereupon the Escrow Agent, after the expiration of five (5) days written notice given to the other party, shall promptly release the escrow funds to the attesting party.

     2.05 Allocation of Closing Purchase Price. Prior to execution of this Agreement, Buyer shall provide to Seller, for Seller's approval, an allocation of the Closing Purchase Price among individual or separate Wells and/or Units described in Exhibit "B." The "Allocated Value" for any singular Developed Asset shall be that portion of the Purchase

          Price allocated to such singular Developed Asset identified on Exhibit "B-1", increased or decreased in the manner described herein. Any adjustments to the Closing Purchase Price, other than those adjustments provided for in Article V, Title Matters, shall be applied on a pro rata basis to the Allocated Value for all Developed Assets. After such adjustments are made, any adjustments to the Closing Purchase Price made pursuant to Article V shall be applied to the Allocated Value for the particular Developed Asset(s) affected.

     2.06 Closing Purchase Price Adjustments. The Closing Purchase Price shall be adjusted in the following manner:

          (a)  The Closing Purchase Price shall be adjusted upward as follows:

               (1) the value of all oil in storage above the pipeline connection as of the Effective Date and not previously sold by Seller, as set forth in Exhibit "E," which is attributable to the interest conveyed to Buyer in the Assets;

               (2) with respect to the interest in the Assets conveyed to Buyer, the amount of all expenditures (capital or other), rentals and other charges, pro-rata ad valorem, property, production, excise, severance and similar taxes (but not including income taxes, federal or state) based upon, or measured by, the ownership of the Assets or the production of hydrocarbons or the receipt of proceeds therefrom, paid by, or on behalf of, Seller in connection with the operation of the Assets, in accordance with generally accepted accounting principles and the JOA and attributable to the period after the Effective Date until Closing, expressly including, without limitation, all of the lease operating expenses relating to the Assets;

               (3) with respect to the interest in the Assets conveyed to Buyer, an amount equal to all prepaid expenses attributable to the Assets that are paid by, or on behalf of, Seller that are, in accordance with generally accepted accounting principles and the JOA, attributable to the period after the Effective Date, including, without limitation, prepaid utility charges and prepaid ad valorem, property, production, severance and similar taxes based upon, or measured by, the ownership of the Assets or the production of hydrocarbons or the receipt of proceeds therefrom; and

               (4) with respect to the interest in the Assets conveyed to Buyer, by the value of each one-percent (or fraction thereof) of increase in net revenue interest ("NRI") above that set forth in Exhibit "B," attached hereto, such value to be calculated by dividing the applicable Allocated Value by the NRI set forth in said Exhibit "B" and multiplying the result thereof by the increase in NRI.

    (b) With respect to the interest in the Assets conveyed to Buyer, the Closing Purchase Price shall be adjusted downward as follows:

                    (1) the aggregate amount of proceeds received by Seller from the sale of oil, gas and other minerals produced from the Leases, Units and Wells or otherwise in any way attributable to the Assets between the Effective Date and Closing (using actual sales, not Seller's entitlement, where such sales are greater than or less than Seller's entitlement);

                    (2) the aggregate amount of royalty payments payable to third parties but held in suspense by Seller as of Closing;

                    (3)  the  amount of all  payments  made as  provided  for in
                         Article 2.02(a)(i), infra; and

                    (4) by the value of each one-percent (or fraction thereof) of decrease in net revenue interest ("NRI") above that set forth in Exhibit "B," attached hereto, such value to be calculated by dividing the applicable Allocated Value of a well by the NRI set forth in said Exhibit "B" for such well and multiplying the result thereof by the decrease in NRI.

               The adjustment described in Article 2.06(a)(2)and (3) shall serve to satisfy up to the amount of the adjustment, Buyer's obligation to pay operating expenses of the Assets for the period between the Effective Date and Closing, and Buyer shall not be separately obligated to pay the various payees for such expenses. Similarly, the adjustments described in Article 2.06(a)(1) shall serve to provide Buyer, up to the amount of the adjustment, with the value of the oil, gas and other minerals and the proceeds and products from the Assets to which Buyer is entitled between the Effective Date and Closing, and Buyer shall not have any separate rights to receive the production, proceeds and products affected.

               Buyer and Seller shall execute and deliver a settlement statement, prepared in accordance with this Agreement and generally accepted accounting principles and JOA (the "Preliminary Settlement Statement"), prepared by Seller that shall set forth the Preliminary Purchase Price and each adjustment and the calculation of such adjustment used to determine such amount. Seller shall provide Buyer with the Preliminary Settlement Statement not less than three (3) days prior to Closing for Buyer's review and approval. The term "Preliminary Purchase Price" shall mean the Purchase Price, adjusted as approved by the parties and as provided in Article 2.06, using for such adjustments actual costs, except where unavailable, whereupon Seller will use estimates of such costs. The Preliminary Settlement Statement shall also contain wire transfer instructions concerning the delivery of the Preliminary Purchase Price at Closing.

     2.07 Revenues. To the extent, and only to the extent, or in the proportion of the percentage interest in the Assets conveyed to Buyer, all proceeds from production, accounts receivable, income and other revenues with respect to the Assets which are attributable, under generally accepted accounting principles and JOA, to the period prior to the Effective Date shall belong to Seller, and those which are attributable, under generally accepted accounting principles and JOA, to the period commencing with the Effective Date shall belong to the Buyer.

     2.08 Effective Date. The Effective Date of the Sale of the Assets described in Article 1.01 shall be November 1, 1996 as of 7:00 a.m., local time.

                                  ARTICLE III.
                                      TAXES

     3.01 Payment of Taxes. Any taxes or fees (other than Seller's federal, state or local income taxes) associated with this sale will be borne by Buyer. Seller shall be liable and responsible for any and all taxes of whatsoever kind or nature arising or accruing prior to the Effective Date. Buyer shall be responsible for the payment of any and all taxes relating to the Assets from and after the Effective Date.

                                   ARTICLE IV.
                         REPRESENTATIONS AND WARRANTIES

     4.01 Seller's Representations and Warranties. Seller represents and warrants (references to Seller in this Article IV shall include each Seller whether as corporation, limited liability company or as an individual to the full extent that a Representation and Warranty is applicable) in accordance with the legal status of each such Seller identified in Exhibit "A":

          (a)  Legal Status and Authority:

               (1) Each Seller which is not an individual is a corporation or limited liability company duly organized and validly existing, in good standing, under the laws of Seller's state of incorporation or organization. Seller has the power and authority to own its property and to carry on its business as now conducted and to enter into and to carry out the terms of this Agreement.

               (2)  The  execution  and  delivery  of  this  Agreement  and  the consummation of the transactions contemplated hereby have been duly authorized by all necessary corporate or, as the case may be, membership action on behalf of sellers, and no seller is subject to any Charter, by-law, lien or encumbrance of any kind, agreement, instrument, order or decree of any court or governmental body (other than any governmental approval required) which would prevent consummation of the transactions contemplated by this Agreement.

               (3) Seller shall warrant title to and forever defend all and singular the Assets conveyed to Buyer, its successors and assigns, against every person whomsoever lawfully claiming the Assets or any part thereof, by, through or under Seller, but not otherwise.

               (4) Seller is not a party to, or in any way obligated under, nor does Seller have any knowledge of, any contract or outstanding claim for the payment of any broker's or finder's fee which Seller is obligated to pay in connection with the origin, negotiation, execution, or performance of this Agreement for which Buyer could be held responsible.

               (5) The consummation of this transaction will not violate or cause a default under (i) any bylaw or other provision of any Seller's corporate or limited liability company governing documents; (ii) any material provision of any material contract or agreement or of any bank loan, indenture or credit agreement to which any Seller is a party; (iii) any law, ordinance, rule or regulation of any governmental authority; or (iv) any applicable order, writ, judgment or decree of any court or other competent authority and will not result in the creation of any lien, charge or encumbrance on any of the Assets.

               (6) Except for routine change of operator filings, no authorization, consent or approval of, or filing with, any governmental authority is required to be obtained or made by Seller for the execution and delivery by Seller of this Agreement and the consummation by Seller of the transaction contemplated hereunder. No authorization, consent or approval of any non-governmental third party is required to be obtained by Seller for the execution and delivery of this Agreement or the consummation by Seller of the transaction contemplated hereunder, except such prior written consents as are required from the Lessors under the Oil and Gas
                    Leases described in Exhibit "B," attached hereto. The transaction contemplated is not subject to any prior preferential right or option to purchase in favor of any third party.

               (7) This Agreement has been duly executed and delivered by Seller, and all documents and instruments required hereunder to be executed and delivered by Seller at Closing will be duly executed and delivered by Seller. This Agreement and all such documents and instruments constitute legal, valid and binding obligations of Seller enforceable in accordance with their terms, subject, however, to the effects of bankruptcy, insolvency, reorganization and other similar laws affecting creditors' rights generally.

               (8) Brechtel Energy Corporation is authorized to act for all Sellers for which it will be delivering title and executing this binding agreement.

         (b)  Information and Data Regarding Assets.

               (1) Seller is not obligated by virtue of a prepayment arrangement, make-up right under a production sales contract containing a "take or pay" or similar provision, production payment or any other arrangement, to deliver hydrocarbons, or proceeds from the sale thereof, attributable to the Assets at some future time without then or thereafter receiving the full contract price therefor.

               (2) No person or entity has any call upon, option to purchase or similar right to obtain production from the Assets other than pursuant to renewal rights or automatic renewal provisions contained in existing production sales contracts.

               (3) There are no agreements or arrangements relating to the Assets with Seller or any affiliate or subsidiary of Seller that will be binding on Buyer or the Assets after Closing.

               (4) All taxes imposed or assessed with respect to or measured by or charged against or attributable to the Assets or the hydrocarbons produced therefrom have been, or will be, duly and timely paid.

               (5) To the best of Seller's knowledge, the Assets have been operated by Seller in accordance with all rules and regulations of all governmental authorities having or asserting jurisdiction relating to the ownership and operation of the Assets, including the production of hydrocarbons attributable thereto, and are not presently subject to reduced allowables or other penalties due to overproduction or otherwise.

               (6) No fire, explosion, accident, earthquake, act of public enemy or other casualty (regardless of whether covered by insurance) adversely affecting any material portion of the Assets, or the operation thereof, or adversely affecting the ability of Seller to perform its obligations under this Agreement, or the Exhibits hereto has occurred during Seller's use and ownership of the Assets.

               (7) To the best of Seller's knowledge, Seller has obtained all permits, licenses and other authorizations which are presently required under federal, state and local laws with respect to pollution or protection of the environment relating to the Assets, including laws relating to actual or threatened emissions, discharges or releases of pollutants, raw materials, products, contaminants or hazardous or toxic materials, surface water, ground water or land or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants or hazardous or toxic materials or wastes, except to the extent the failure to obtain or file such permits, licenses and other authorizations would not result in, or reasonably be expected to result in, any material liability or loss to Buyer or the Assets.

               (8) To the best of Seller's knowledge, all leases and leaseholds to be transferred to Buyer hereunder and which are listed in Exhibit "B" are in full force and effect, according to their respective terms.

               (9) To the best of Seller's knowledge, there exist no contracts or agreements regarding, or orders directed to, the Assets or forming a part thereof, other than those described and listed on Exhibit "B," hereto.

               (10) Seller has not created nor to the best of Seller's knowledge does  there  presently  exist,  under  any  contract  or  by operation of law, any liens, mortgages, encumbrances or other burdens in or on the Assets, except that certain Mortgage Collateral Assignment, Security Agreement and Financing Statement dated January 29, 1996 by and between Seller, RHC Associates, L.L.C., as Mortgagor, and First National Bank of Commerce, Mortgagee, which encumbrance will be canceled in full at Closing.

               (11) Since the Effective  Date,  Seller has received no notice of any proposed or contemplated modifications of any existing drilling or production unit or units or the establishment of new drilling or production units affecting the Assets or amendments to or modifications or revisions of the unit order or orders establishing same which would have an adverse impact upon the Assets to be conveyed pursuant to this Agreement.

               (12) To the best of Seller's knowledge, Seller is not in material breach as to the Assets and any wells thereon or any laws, regulations, rules, decrees or orders.

               (13) Seller has paid, or will pay, all bills, debts,  expenses or charges relating to the Assets as of the Closing in the normal course of its business operations.

               (14) For the  purposes  of the by,  through  and under  warranty,
                    Seller represents that it has not created any overriding royalty interest, production payments or carved out other mineral interests affecting the interest in the Leases nor has it alienated, conveyed or transferred an interest in the Leases, except those certain assignments of overriding royalty described in Exhibit "B."

               (15) All proceeds of  production  attributable  to the Assets are currently being paid directly to Seller or its authorized agents without the furnishing of indemnity, other than the customary warranty contained in the division orders, transfer orders or gas sale contracts that have been furnished to Buyer and no portion of such proceeds are being held in suspense.

               (16) To the best of Seller's knowledge, Seller has made available for examination all applicable written agreements, correspondence, reports, required safety plans, compliance statements or other documents of which Seller is aware that materially affect the Assets, including, but not limited to, applicable operating agreements, joint venture agreements, tax partnership agreements, product purchase and sale agreements, farmout agreements and "area of mutual interest" agreements, and all such agreements are (i) listed on Exhibit "B," hereto and (ii) legal, valid, binding, subsisting and in full force and effect.

               (17) To the best of Seller's knowledge, none of the operations of
                    Seller relating to the Assets are now subject to federal or state investigation directed toward evaluating whether any remedial action involving a material expenditure is needed to respond to a release or discharge of any toxic or hazardous waste or substance into the environment, and Seller has no material contingent liability in connection with any release or discharge of any toxic or hazardous waste or substance into the environment from Seller's Assets.

               (18) For the  purposes  of the by,  through  and under  warranty,
                    Seller represents that Seller's working interest and net revenue interest in each of the Leases are as reflected on Exhibit "B" hereto. Seller has received no notice of any claim adverse to Seller's title.

               (19) All material  environmental,  health and OSHA files, reports and audits in Seller's possession, or available to Seller, have been made available to Buyer for review.

               (20) There  are  no  outstanding  unpaid  AFE's  respecting  work conducted upon the Assets for which Buyer could be held responsible.

          (c)  Litigation.  There  is  no  action,   administrative  proceeding,
               lawsuit or governmental inquiry relating to the Assets pending or, to the Seller's knowledge, threatened.

          (d) Equipment and Personal Property. All equipment and personal property currently used on the Assets have been maintained in an operable state of repair consistent with the customary standards in the industry, except for such failures to maintain as would not, individually or in the aggregate, have a Material Adverse Effect. SELLER HEREBY EXPRESSLY DISCLAIMS ANY WARRANTY, WHETHER EXPRESS OR IMPLIED, AND

               WHETHER BY COMMON LAW, STATUTE OR OTHERWISE AS TO OPERATING CONDITION, MERCHANTABILITY, FITNESS FOR ANY PURPOSES, CONDITION OR OTHERWISE, CONCERNING ANY OF THE ASSETS, EXCEPT AS TO THE SPECIAL AND LIMITED WARRANTY TITLE RESPECTING THE REAL PROPERTY. ALL WELLS, PERSONAL PROPERTY, MACHINERY, EQUIPMENT AND FACILITIES THEREIN, THEREON AND APPURTENANT THERETO SHALL BE CONVEYED BY SELLER AND ACCEPTED BY BUYER PRECISELY AND ONLY "AS IS, WHERE IS, AND WITH ALL FAULTS AND WITHOUT WARRANTY." SELLER DOES NOT WARRANT THE ASSETS TO BE FREE FROM REDHIBITORY DEFECTS, LATENT OR APPARENT, AND BUYER SPECIFICALLY WAIVES ANY CLAIM FOR A REDUCTION OR ADJUSTMENT IN THE PURCHASE PRICE BASED UPON REDHIBITION OR QUANTI MENORIS OR ACTION OF EVICTION ON ACCOUNT OF CONDITION OR MERCHANTABILITY OF THE ASSETS.

     4.02 Buyer's Representations and Warranties. Buyer represents and warrants:

          (a)  Legal Status and Authority:

               (1) Buyer is a Texas limited partnership and Rio Grande Drilling Company, the General Partner, is a Texas corporation duly organized and validly existing, in good standing, under the laws of the State of Texas and has the power and authority to own its property and to carry on its business, as now conducted, and to enter into and to carry out the terms of this Agreement.

               (2) Except for a bank waiver required by Buyer's lender, the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary action on behalf of Buyer, and Buyer is not subject to any charter, bylaw, lien or encumbrance of any kind, agreement, instrument, order or decree of any court or governmental body which would prevent consummation of the actions contemplated by this Agreement.

               (3) Buyer is not a party to, or in any way obligated under, nor does Buyer have any knowledge of any contract or outstanding claim for the payment of any broker's or finder's fee in connection with the origin, negotiation, execution or performance of this Agreement for which Seller could be held responsible.

               (4) Buyer shall comply with all applicable laws, ordinances, rules and regulations and shall promptly obtain and maintain all permits required by public authorities in connection with the Assets purchased, except when such failure to comply or obtain shall not have a material adverse effect.

          (b)  Condition of the Assets:

               (1) Buyer has made, or arranged for others to make, an inspection of the Assets. Buyer is solely responsible for conducting its own due diligence and inspection of the Assets. Buyer has also had the full right and opportunity to ask questions of Seller, its employees, agents and representatives, and Buyer has assumed full responsibility for any conclusions or analyses relating to the Assets and

                    Buyer's decision to purchase same. Buyer accepts all personal or tangible property described in Article 1.01(f) in "as is, where is and with all faults" condition, with an express acceptance and understanding of the representations and disclaimers contained herein, subject to Article 4.01.

               (2) Buyer acknowledges that the Assets have been used for oil and gas drilling and producing operations, related oil field operation and possibly the storage and disposal of waste materials incidental to, or occurring in connection with, such operations and that physical changes in the land and/or water bottoms may have occurred as a result of such uses and that, with respect to the physical condition of the Assets, Buyer has entered into this Agreement on the basis of Buyer's own investigation and due diligence of the physical condition of the Assets, including environmental conditions and accepts the Assets inclusive of any adverse environmental condition presently existing, whether known or unknown.

               (3) Buyer represents that it is not otherwise prevented from having the Assets transferred to Buyer, and its General Partner is properly authorized to operate said Assets and duly qualified to do business in the state where the Assets are located.

               (4) Buyer represents that it has inspected the Assets, the public records and Seller's files for all purposes, including, without limitation, for the purpose of detecting the presence and concentration of naturally-occurring radioactive materials ("NORM") and asbestos and has satisfied itself as to the physical condition and potential environmental condition of the Assets, both surface and sub-surface. Buyer acknowledges that no representations have been made by Seller regarding environmental conditions or physical conditions of the Assets, past or present.

               (5) Buyer is engaged in the business of exploring for or producing oil and gas or other valuable minerals as an ongoing business, and Buyer is a sophisticated buyer, knowledgeable in the evaluation and acquisition of oil and gas properties. Furthermore, Buyer has been informed that the solicitations of offers and the sale of the Assets by Seller have not been registered with any securities commission, state or federal, and Buyer hereby specifically agrees that neither Buyer nor its directors, shareholders, employees, representatives or agents shall initiate any proceeding based upon the assertion or claim that the sale contemplated hereunder is the sale of a security.

               (6) Buyer is acquiring the Assets for its own benefit and account and not with the intent of selling such Assets in a manner that would be subject to regulation under federal or state securities laws.

                                    ARTICLE V
                                  TITLE MATTERS

     5.01 After the date of this Agreement and until Closing, Seller shall make all records and documents in Seller's possession affecting Seller's title to the Assets available to Buyer and/or its representatives at Seller's office, or such other place as deemed appropriate by Seller, during normal business hours for examination by Buyer. Seller shall not be obligated to perform any additional title work, and any additional abstracts and title opinions will not be made current by Seller.

               NO WARRANTY OF ANY KIND IS MADE BY SELLER AS TO THE INFORMATION SO SUPPLIED, EXCEPT THAT ANY SUCH DOCUMENTS PROVIDED BY SELLER ARE TRUE AND CORRECT COPIES OF MATERIALS PROVIDED OR MADE AVAILABLE. BUYER AGREES THAT ANY CONCLUSIONS DRAWN THEREFROM SHALL BE THE RESULT OF ITS OWN INDEPENDENT REVIEW AND JUDGMENT.

     5.02 Title Defect Defined. The term "Title Defect", as used herein, shall mean any encumbrance, defect in or objection to Seller's title to the Assets which, alone or in combination with other defects, would unreasonably interfere with Buyer's enjoyment of the Assets to the extent that Buyer would not have the same degree of enjoyment of the Assets as did Seller immediately prior to Closing or which impairs Seller's special and limited warranty of title or which results in a reduction of the NRI or WI decimals set forth on Exhibit "B."

     5.03 Notice of and Remedies for Title Defect.

          (a) Upon discovery of a Title Defect, Buyer shall promptly notify Seller in writing of the nature of the Title Defect, shall furnish Seller with Buyer's basis for the assertion of such Title Defect and data in support thereof and shall furnish Seller with the proposed reduction in the Purchase Price attributable to such Title Defect, and, in the event that the Buyer's estimate of the effects of such Title Defect(s) would cause a reduction in the Purchase Price in an amount in excess of twenty (20%) percent, advise Seller, subject to Seller's right to cure such defect(s) prior to Closing, of Buyer's decision to terminate this Agreement in accordance with the provisions of Article 10.01(b) of this Agreement.

          (b) Upon receipt of such notice, Seller, at its discretion, shall have the right to choose one of the following options:

               (1) to cure the Title Defect at Seller's expense prior to Closing thereby eliminating the need for a reduction in Purchase Price; or

               (2) to reduce the Purchase Price by an amount mutually agreed upon; or

               (3) exclude the affected Asset(s) from the sale and reduce the Purchase Price by an amount equal to the value of the excluded Asset(s) as set forth on Exhibit "B."

          (c) Any Title Defect which is not disclosed to Seller by Buyer on or before December 31, 1996 shall conclusively be deemed waived by Buyer for all purposes.

     5.04 If a Title Defect is based upon Buyer's notice that Seller owns a lesser interest or the notice is from Seller to the effect that Seller owns a greater interest than that shown on Exhibit "B," then the Purchase Price shall be reduced or increased, as appropriate, based upon the amount allocated to the affected Asset on Exhibit "B" attached hereto. In the event of a Title Defect which Seller, after notification as hereinbelow provided, elects not to cure prior to Closing, or cannot cure prior to Closing, and which would cause the reduction of the Purchase Price by more than twenty (20%) percent, then either Seller or Buyer may terminate this Agreement without any liability whatsoever to the other, and the Performance Deposit, as provided for in Article 2.02 shall be refunded to Buyer in accordance with the Escrow Agreement.

                                       VI.
                            ENVIRONMENTAL CONDITIONS

     6.01 Buyer's Access to Assets. Buyer and its employees and representatives shall, subject to any necessary third party approvals, and at Buyer's sole risk and expense, be given access to all facilities, properties, personnel, books, records and other pertinent information within the possession of Seller relating to the operation of the Assets. Buyer's investigation shall be conducted in a manner that minimizes any interference with the normal operation of the Assets. Buyer may photocopy information that it reviews at Buyer's expense. Buyer further and specifically waives any cause of action against Seller, its directors, shareholders, employees, representatives and agents based upon a claim for damages, losses, costs, expenses (including, attorneys' fees and court costs) arising out of, resulting from or on account of, Buyer's investigation of the environmental condition of the Assets prior to Closing. Neither Buyer nor agents, representatives or consultants of Buyer shall conduct any environmental testing or sampling on, or with respect to, the Assets prior to Closing, without the prior written consent of Seller. Any information obtained by Buyer under this Article 6.01 shall remain confidential and shall not be disclosed, except to Seller and Buyer's agents, partners and consultants, without Seller's prior written consent, unless required pursuant to order of a court or governmental agency exercising proper jurisdiction over the Assets and the environmental matters relating thereto.

     6.02 Notice of and Remedies for Material Adverse Environmental Condition(s). Upon discovery of a Material Adverse Environmental Condition(s) (being a condition which (1) is required to be remediated under applicable environmental laws in effect on the Effective Date and (2) the cost to remediate said condition to lawfully acceptable levels together with the cost to remediate all such conditions will cost in total in excess of ten (10%) percent of the Purchase Price for the Buyer's share of such remediation costs and (3) said condition, or the severity thereof, was not previously known, or made known, to the Buyer prior to execution of this Agreement), Buyer shall immediately notify Seller in writing of the nature of such condition and shall furnish Seller with Buyer's basis for the assertion of same along with data in support thereof. In the event the Buyer has properly notified Seller of one or more environmental conditions which, alone or together, constitute a Material Adverse Environmental Condition, Seller shall select one of the following options at its sole discretion:

          (i) agree to remedy the Material Adverse Environmental Condition(s) at its own expense prior to Closing or as soon as thereafter practicable; or

          (ii) reduce the Purchase Price by an amount mutually agreed upon; or

          (iii)exclude the affected Assets from the sale and reduce the Purchase Price by an amount equal to the value of the Assets as shown on Exhibit "B-1"; or

          (iv) Seller may indemnify Buyer for the Material Adverse Environmental Condition, and the Purchase Price shall not be reduced; or

          (v)  Seller   may   terminate    this    Agreement;    provided   that
               notwithstanding the foregoing, in the event that Buyer's share of the cost of remediating a Material Adverse Environmental

               Condition will exceed twenty (20%) percent of the Purchase Price, Buyer shall have the option to terminate this Agreement without further liability, and the Performance Deposit shall be refunded.

               Any  Material  Adverse  Environmental   Condition  which  is  not
               disclosed by Buyer to Seller on or before December 31, 1996 shall conclusively be deemed waived by Buyer for all purposes.

               Notification to Seller by Buyer of the presence in the wellbore of naturally occurring radioactive material ("NORM") or asbestos shall not be cause to invoke any of the remedies set forth in this Article 6.02.

     6.03 BUYER'S RELEASE AND INDEMNITY. BUYER HEREBY RELEASES SELLER, ITS OFFICERS, DIRECTORS, SHAREHOLDERS, EMPLOYEES, REPRESENTATIVES AND AGENTS FROM ANY AND ALL LIABILITY AND RESPONSIBILITY AND AGREES TO INDEMNIFY, DEFEND AND HOLD SELLER, ITS OFFICERS, DIRECTORS, SHAREHOLDERS, EMPLOYEES, REPRESENTATIVES AND AGENTS HARMLESS FROM ANY AND ALL CLAIMS, CAUSES OF ACTION, FINES, EXPENSES, COSTS, LOSSES AND LIABILITIES WHATSOEVER IN CONNECTION WITH THE ENVIRONMENTAL CONDITION OF THE ASSETS, KNOWN OR UNKNOWN, INCLUDING, SUCH AS MAY ARISE UNDER APPLICABLE FEDERAL, STATE AND LOCAL LAW, INCLUDING, WITHOUT LIMITATION, THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF 1980, 42 U.S.C., SECTION 9601, ET SEQ., AS AMENDED, ("CERCLA"), THE RESOURCE CONSERVATION AND RECOVERY ACT OF 1976, AS AMENDED, THE CLEAN AIR ACT, 42 U.S.C., SECTION 7401, ET SEQ., AS AMENDED, THE FEDERAL WATER POLLUTION ACT OF 1990, 33 U.S.C., SECTION 1251, ET. SEQ., AS AMENDED, AND THE OIL POLLUTION ACT OF 1990, 33 U.S.C., SECTION 2701, ET SEQ., AS AMENDED, (COLLECTIVELY THE "LAWS") WHEN SUCH CONDITION IS CAUSED BY EVENTS OR OPERATIONS OR ACTIVITIES OCCURRING AFTER THE EFFECTIVE DATE AND, FURTHER, FOLLOWING THE EXPIRATION OF A PERIOD OF TWO (2) YEARS AFTER THE EFFECTIVE DATE, BUYER'S INDEMNIFICATION AND RELEASE OF SELLER SHALL EXTEND TO ALL CLAIMS, CAUSES OF ACTION, FINES, EXPENSES, COSTS, LOSSES AND LIABILITIES WITHOUT REGARD AS TO WHETHER SUCH CONDITION IS CAUSED BY EVENTS OR OPERATIONS OCCURRING PRIOR TO OR AFTER THE EFFECTIVE DATE. FOR A PERIOD OF TWO (2) YEARS AFTER THE EFFECTIVE DATE, SELLER AGREES TO INDEMNIFY, DEFEND AND HOLD BUYER, ITS OFFICERS, DIRECTORS, SHAREHOLDERS, EMPLOYEES, REPRESENTATIVES AND AGENTS HARMLESS FROM ANY AND ALL CLAIMS, CAUSES OF ACTION, FINES, EXPENSES, COSTS, LOSSES AND LIABILITIES WHATSOEVER IN CONNECTION WITH THE ENVIRONMENTAL CONDITION OF THE ASSETS, INCLUDING SUCH AS MAY ARISE UNDER THE LAWS WHEN SUCH CONDITION WAS CAUSED OR CREATED BY EVENTS OR OPERATIONS OR ACTIVITIES OCCURRING PRIOR TO THE EFFECTIVE DATE.

                                  ARTICLE VII.
                              ADDITIONAL AGREEMENTS

     7.01 Seller's Disclaimer. Except as otherwise set forth in this Agreement, Seller disclaims all liability or responsibility for any statement, information or data made or communicated (orally or in writing) to
          Buyer, its affiliates, or any stockholder, officer, director, employee, agent, advisor or representative of either (including, but not limited to, any opinion, information or advice which may have been provided to any such party by any representative of Seller or any other party), wherever or however made. Seller makes no representation or warranty as to (i) the amounts, value, quality, or deliverability of hydrocarbons from the Assets, (ii) any geological, geophysical or other interpretations with respect to the Assets and (iii) any economic forecasts, in each case whether contained in any material furnished to Buyer by Seller, its officers, directors, employees, agents, advisors, representatives or otherwise. Buyer expressly acknowledges and accepts Seller's disclaimer.

     7.02 Operations Prior to Closing. After the date of this Agreement and prior to Closing, Seller shall use and maintain the Assets (including the continuance of insurance coverage) in substantially the same manner in which they have been used and maintained prior to this Agreement. Unless Seller and Buyer otherwise agree, Seller shall not enter into any agreement or transaction in relation to the Assets, excepting those with unaffiliated third parties which (i) individually involve a fair market value of less than Fifteen Thousand ($15,000) Dollars and (ii) are entered into in the ordinary course of business in a manner consistent with prudent oil field practices and JOA; provided, however, if in the sole judgment of the Seller such conditions occur with respect to the Assets which would constitute an imminent hazard to property or person or jeopardize the productive status of the Assets, Seller shall act as a reasonable operator and take such action as is reasonably necessary and make such expenditures as are required without the necessity of securing Buyer's prior consent. Buyer shall bear the cost of all expenditures permitted under the preceding sentence in connection with the operation of the field between the date of this Agreement and Closing. In the event that an expenditure for purposes other than that incurred in normal day-to-day operations is proposed or contemplated, Seller shall submit such proposal to Buyer for written concurrence, absent which Seller shall not make such expenditures. Buyer will assume the risk of, and release Seller from, any consequences which arise as a result of Buyer's failure or refusal to approve and pay such expenditure. Unless Buyer and Seller otherwise agree, Seller shall not sell, encumber, dispose of or materially alter the Assets (other than the use of supplies and consumables) or remove any improvements, equipment or property which comprise the Assets (other than the use of supplies and consumables), with the exception of individual assets (i) involving a fair market value of less than Two Thousand ($2,000.00) Dollars and (ii) sold or transferred to unaffiliated third parties or consumed in the ordinary course of business, except the sale of oil and/or gas production in the ordinary course of business.

     7.03 Assumption of Liabilities and Indemnification. Buyer expressly assumes all costs, expenses, obligations and liabilities associated with the Assets after the Effective Date, including, but by no means limited to, the proper and lawful plug and abandonment and reabandonment of all wells and facilities on lands covered by the Leases or pooled therewith, closure of all pits, removal of all flowlines, pipelines, shell pads and pilings, whether now or hereafter, located on the lands to be transferred hereunder in accordance with all requirements under law, including, but not limited to, the rules, regulations and requirements of any governmental authority having jurisdiction thereof, specifically including the Department of Conservation, State of Louisiana and in accordance with all obligations, express or implied, in any agreement (including the applicable leases) which Buyer is required to assume hereunder or hereby, whether or not any such obligations arise prior to or after the Effective Date. BUYER SHALL INDEMNIFY AND DEFEND SELLER, ITS OFFICERS, DIRECTORS, SHAREHOLDERS, AGENTS, REPRESENTATIVES AND EMPLOYEES AGAINST ANY AND ALL SUCH LOSSES, CLAIMS, SUITS, CONTROVERSIES, LIABILITIES AND EXPENSES, ARISING OUT OF, OR IN CONNECTION WITH, OBLIGATIONS ASSUMED UNDER THIS PARAGRAPH, INCLUDING, WITHOUT LIMITATION, THE PLUGGING AND ABANDONING AND REABANDONING OF ANY WELLS, REMOVAL OR MODIFICATION OF FACILITIES, INCLUDING, BUT NOT LIMITED TO, FLOWLINES AND PIPELINES,

          CLOSURE OF PITS AND RESTORATION OF SURFACE, REGARDLESS OF WHETHER THE OBLIGATION TO PLUG AND ABANDON AND REABANDON, REMOVE, MODIFY, CLOSE OR RESTORE AROSE PRIOR TO, OR SUBSEQUENT TO, THE EFFECTIVE DATE, AND SUCH INDEMNIFICATION SHALL EXTEND TO AND INCLUDE CLAIMS OR CAUSES OF ACTION BASED UPON THE NEGLIGENCE OR STRICT LIABILITY OF SELLER, ITS DIRECTORS, SHAREHOLDERS, EMPLOYEES, REPRESENTATIVES OR AGENTS. THE SALE WILL BE MADE EXPRESSLY SUBJECT TO THE TERMS OF ALL EXISTING OPERATING AGREEMENTS, UNIT AGREEMENTS, FARMOUT AGREEMENTS, LEASES, SUBLEASES AND ASSIGNMENTS AS WELL AS ANY AND ALL OTHER AGREEMENTS, WHETHER RECORDED OR UNRECORDED, AFFECTING THE ASSETS.

               Buyer further agrees to release and to defend and hold Seller, its officers, directors, shareholders, representatives, employees and agents harmless from and against any and all damages, losses, expenses (including, but not limited to, court costs, attorneys' fees, consultant fees and investigative costs and fees), and other costs and liabilities arising as a result of claims, demands and all other causes of action (excluding such claims, demands or causes of action made by Seller's employees, agents, contractors or representatives) whether arising out of an event or omission occurring subsequent to the Effective Date and without regard as to whether such claims arise out of the operation of the Assets by Seller or a third party and without regard as to whether such claims are asserted by a third party (including a governmental agency) for death, injury, damage to property or, further, without regard as to whether such claim is based upon the negligence or the strict liability of Seller, its officers, directors, representatives, employees or agents.

     7.04 Use of and Access to Certain Facilities. Certain production, gathering and storage facilities presently existing which serve that portion of the Assets described as Righthand Creek Field in Exhibit "B," attached hereto, may be necessary or useful in performing similar services for production derived from East Righthand Creek Prospect. Therefore, Seller shall reserve the right to use such facilities as capacity may permit and/or erect new facilities and/or construct an additional pipeline traversing the Leases to the extent Seller shall have, or shall obtain, the third party easements, surface leases or rights of way entitling Seller to use the surface of such lands for these purposes. The Seller shall expressly reserve the right of access and use of that certain gas pipeline situated in Sections 30 and 31, T5S,R7W and in Sections 6 and 7, T6S,R7W, Allen Parish, Louisiana to the extent necessary and to the extent capacity is available, to service production derived from East Righthand Creek Prospect. The location of said gas pipeline is depicted on Exhibit "H" attached hereto. In connection with Seller's use of the facilities as herein provided, Buyer and Seller agree to enter into a mutually agreeable facilities use agreement containing, among other customary terms and conditions, provisions which call for Seller to bear its proportionate share of the actual costs of operation and the actual costs of adapting the facilities for Seller's usage, if necessary.

     7.05 Requested Data. Seller hereby agrees to provide true and accurate copies of any data or information in Seller's possession which is requested by Buyer.

                                  ARTICLE VIII.
                         CONDITIONS PRECEDENT TO CLOSING

     8.01 Seller's Conditions Precedent. The obligations of Seller to consummate the transaction contemplated by this Agreement are subject to each of the following conditions:

          (a) Buyer shall have performed and complied with all terms of this Agreement required to be performed by or complied with by Buyer prior to Closing.

          (b) No action or proceeding by any third party or by or before any governmental authority shall have been instituted or threatened (and not subsequently dismissed, settled or otherwise terminated) which might restrain, prohibit or invalidate any of the transactions contemplated by this agreement, other than an action or proceeding instituted or threatened by Seller or any of its affiliates.

          (c) Buyer's Representations and Warranties set forth herein are true and correct in all material respects at the time of Closing as though made on Closing Date.

          (d) The Purchase Price has not been reduced in an amount in excess of twenty (20%) as a result of a portion of Seller's title having been found to suffer from Title Defects or Material Adverse Environment Condition(s), as hereinabove defined, unless Seller otherwise elects.

     8.02 Buyer's Conditions Precedent. The obligation of Buyer to consummate the transactions contemplated by this Agreement is subject to each of the following conditions precedent:

          (a) Seller shall have performed and complied with all terms of this Agreement required to be performed by, or complied with, by Seller prior to Closing.

          (b) Seller's Representations and Warranties set forth herein are true and correct in all material respects at the time of Closing, as though made on the Closing date.

          (c) No action or proceeding by any third party or by or before any governmental authority shall have been instituted or threatened (and not subsequently dismissed, settled or otherwise terminated) which might restrain, prohibit or invalidate any of the transactions contemplated by this agreement, other than an action or proceeding instituted or threatened by Buyer or any of its affiliates.

          (d) Seller shall have performed and complied with all terms of this Agreement required to be performed by, or complied with, by Buyer prior to Closing.

          (e) The Purchase Price has not been reduced in an amount in excess of twenty (20%) as a result of a portion of Seller's title having been found to suffer from Title Defects or Material Adverse Environment Condition(s), as hereinabove defined, unless Buyer otherwise elects.

                                   ARTICLE IX.
                                     CLOSING

     9.01 Time and Place of Closing. The sale and purchase of the Assets pursuant to this Agreement (the "Closing") shall be consummated and completed in New Orleans, Louisiana at a site selected by Seller on or before January 16, 1997.

     9.02 Closing Obligations. At the Closing, the following events shall occur, each being a condition precedent to the others and each being deemed to have occurred simultaneously with the others:

          (a)  Seller shall execute, acknowledge and deliver to Buyer:

               (1) for Buyer's execution, the Assignment, Bill of Sale and Conveyance in substantially the form of Exhibit "C" and "C-1," attached hereto, conveying to Buyer the Developed Assets and the Undeveloped Assets, respectively; and

               (2) title, curative documents and other materials Seller may have elected to deliver pursuant to Article 5.03.

          (b) Buyer shall deliver to Seller the Closing Purchase Price, minus the Performance Deposit, by direct bank or wire transfer in immediately available federal funds as provided in the Preliminary Settlement Statement. Buyer shall also deliver to the Escrow Agent written notification to pay the Performance Deposit to Seller and to Burks Oil & Gas Properties, Inc., as provided for in the Escrow Agreement.

          (c) Seller shall deliver to Buyer exclusive possession of the Assets, including all monies held in suspense and for account of third parties.

          (d) Seller and Buyer shall execute, acknowledge and deliver transfer orders or letters-in-lieu thereof directing all purchasers of production to make payment to Buyer of proceeds attributable to production from the Assets conveyed to Buyer along with written notification of changes of operator as required by the State Office of Conservation.

          (e) Seller shall deliver to Buyer a fully executed, recordable release of the lien encumbering Seller's interests held by the First National Bank of Commerce, New Orleans, Louisiana and any other material liens encumbering any of Seller's interests.

          (f) Seller and Buyer shall deliver copies of all such documents deemed reasonably necessary by the other to evidence each party's authority to enter into and execute all agreements required hereunder to satisfy the Closing Obligations, including, without limitation, powers of attorney, limited partnership authorizations, corporate resolutions, by-laws and such similar documents evidencing the parties authority such as the other party may reasonably request.

          (g) Buyer and Seller shall execute and deliver such other documents as may be necessary to consummate the transactions contemplated hereby, including, forms transferring all permits related to the Assets.

          (h) Seller and Buyer shall deliver, upon request by the other, a certificate dated as of the Closing Date, signed by an authorized representative of the requested party, certifying that the representations and warranties were true and complete when made, and shall be true and complete on, and as of, Closing as though such representations and warranties were made at, and as of, such date.

          (h) Buyer shall pay all brokerage fees and commissions owed to Burks Oil & Gas Properties, Inc.

     9.03 Final Settlement. As soon as practicable after the Closing but no later than June 1, 1997, Seller shall prepare and deliver to Buyer in accordance with this Agreement and generally accepted accounting principles, a statement (the "Final Settlement Statement") setting forth each adjustment or payment that was not finally determined as of Closing and showing the calculation of such adjustments. Within fifteen (15) days after receipt of the Final Settlement Statement, Buyer shall deliver to Seller a written report containing any changes that Buyer proposes be made to the Final Settlement Statement. The parties shall undertake to agree with respect to the amounts due pursuant to such post-closing adjustment no later than fifteen (15) days after Seller has received Buyer's proposed changes. The date upon which such agreement is reached or upon which the Final Purchase Price is established, shall be called the "Final Settlement Date". If the parties cannot agree to the adjustment of the Final Purchase Price, then either Buyer or Seller may submit such disputed adjustments to the New Orleans office of the accounting firm of KPMG Peat Marwick, L.L.P., and the determination made as to such disputed adjustments by such accounting firm shall be final and binding upon Buyer and Seller. The fees charged by such accounting firm shall be paid by the non-prevailing party. If (i) the Final Purchase Price is more than the Preliminary Purchase Price, Buyer shall pay by wire transfer the amount of such difference to Seller or to Seller's account (as designated by Seller) or (ii) the Final Purchase Price is less than the Preliminary Purchase Price, Seller shall pay in immediately available funds the amount of such difference to Buyer or to Buyer's account (as designated by Buyer). Payment by Buyer or Seller shall be made within five (5) days after the Final Settlement Date.

          Within one (1) year of Closing, either party may, at its own expense, audit the other party's books, accounts and records relating to production, sales proceeds, operating expenses and taxes paid which may have been adjusted due to this transaction. Such audit shall be conducted following reasonable advance written notice to the party to be audited and shall be conducted during regular business hours and at minimum inconvenience to the audited party.

          In addition, with respect to consideration to be paid to Seller, post-Closing, Seller may, at its own expense audit Buyer's books relating to production, sales proceeds, operating expenses and taxes paid which impact such post-Closing consideration, such right to audit shall continue until all contingent monies have been paid.

                                   ARTICLE X.
                                   TERMINATION

     10.01Termination. This Agreement and the transaction contemplated hereby may be terminated in the following instances:

          (a) By Seller, under Article V, Article VI, or if any of the conditions set forth in Article 8.01 (Seller's Conditions Precedent to Closing) are not satisfied in all material respects or waived at the time of Closing.

          (b) By Buyer, under Article V or VI or if any of the conditions set forth in Article 8.02 (Buyer's Conditions Precedent to Closing) are not satisfied in all material respects or waived at the time of Closing.

          (c)  At any time by the mutual written agreement of Seller and Buyer.

     10.02Effect of Termination. In the event that the Closing does not occur as a result of automatic termination or any party hereto exercising its rights to terminate pursuant to Article 10.01, then this Agreement shall be null and void and, except as expressly provided herein, no party shall have any rights or obligations under this Agreement, except for the payment of the Performance Deposit to Buyer out of the Escrow Account. Nothing herein shall relieve any party from liability for any willful or negligent failure to perform or observe in any material respect any agreement or covenant herein. In the event the termination of this Agreement results from the willful or negligent failure of any party to perform in any material respect any agreement or covenant herein, then the other party shall be entitled to all remedies available in law or in equity and shall be entitled to recover court costs and reasonable attorneys' fees in addition to any other relief to which such party may be entitled.

                                 ARTICLE XI
                                  MISCELLANEOUS

     11.01Exhibits. The Exhibits referred to in this Agreement are hereby incorporated in this Agreement by reference and constitute a part of this Agreement. Each party to this Agreement has received a complete set of Exhibits as of the execution of this Agreement.

     11.02Expenses. Except as otherwise specifically provided, all fees, costs and expenses incurred by Buyer or Seller in negotiating this Agreement shall be paid by the party incurring the same, including, without limitation, legal and accounting fees, costs and expenses.

     11.03Notices. All notices and communications required or permitted under this Agreement shall be in writing, and any communication or delivery hereunder shall be deemed to have been duly made when personally delivered to the individual indicated below, or if mailed or by facsimile transmission, when received by the party charged with such notice and addressed as follows:

          If to Buyer:

              Rio Grande Drilling Company
              10101 Reunion Place, Suite 210,
              San Antonio, Texas 78216
              Attention:  Guy Bob Buschman, President
              Telephone:         (210) 308-8000
                           Fax:  (210) 308-8111


          With a copy to:

              Barron W. Dowling
              Cox & Smith, Incorporated
              112 East Pecan Street, Suite 1800
              San Antonio, Texas  78205-1521
                     Telephone:  (210) 554-5309
                           Fax:  (210) 226-8395


          If to Seller:

              Brechtel Energy Corporation
              19331 North 12th Street
              Covington, Louisiana,  70433
                     Telephone:  (504) 892-9779
                           Fax:  (504) 892-0266

          With a copy to

              Michael C. McKeogh, Esq.
              601 Poydras Street, Suite 2421
              New Orleans, Louisiana  70130
                     Telephone:  (504) 524-3996
                           Fax:  (504) 524-3019

          Any party may, by written notice so delivered to the other parties, change the address or individual to which delivery shall thereafter be made.

     11.04Amendments. This Agreement may not be amended nor any rights hereunder waived, except by an instrument in writing signed by the party to be charged with such amendment or waiver and delivered by such party to the party claiming the benefit of such amendment or waiver.

     11.05Assignment. Neither party may assign all or any portion of its rights or delegate all or any portion of its duties hereunder, unless it continues to remain liable for the performance of the obligations hereunder and obtains the prior written consent of the other party, which consent shall not be unreasonably withheld.

     11.06Announcements. Seller and Buyer shall consult with each other with regard to all press releases and other announcements issued after the date of this Agreement and prior to the Closing concerning this Agreement or the transactions contemplated hereby and, except as may be required by applicable laws or the applicable rules and regulations of any governmental agency or stock exchange, neither Buyer nor Seller shall issue any such press release or other publicity without the prior written consent of the other party.

     11.07Conditions. The inclusion in this Agreement of conditions to Seller's and Buyer's obligations at the Closing shall not, in and of itself, constitute a covenant of either Seller or Buyer to satisfy the conditions of the other party's obligations at Closing.

     11.08Headings. The headings of the articles and sections of this Agreement are for guidance and convenience of reference only and shall not limit or otherwise affect any of the terms or provisions of this Agreement.

     11.09Counterparts. This Agreement may be executed by Buyer and Seller in any number of counterparts, each of which shall be deemed an original instrument, but all of which, together, shall constitute but one and the same instrument.

     11.10References.  References  made in this  Agreement,  including  use of a pronoun, shall be deemed to include where applicable, masculine, feminine, singular or plural, individuals, partnerships or corporations. As used in this Agreement, "person" shall mean any natural person, corporation, partnership, trust, estate or other entity.

     11.11Governing Law. This Agreement and the transactions contemplated hereby shall be construed in accordance with, and governed by, the laws of the State of Louisiana.

     11.12Entire Agreement. This Agreement (including the Exhibits attached hereto) constitutes the entire understanding among the parties with respect to the subject matter hereof, superseding all negotiations, prior discussions and prior agreements and understandings relating to such subject matter.

     11.13Parties in Interest. This Agreement shall be binding upon, and shall inure to the benefit of, the parties hereto (including Buyer and each Seller), and their respective successors and permitted assigns, and nothing contained in this Agreement, expressed or implied, is intended to confer upon any other person or entity any benefits, rights or remedies, expressly excluding any benefits recognized and acknowledged in favor of Burks Oil and Gas Properties, Inc. in the provisions of
          Article 11.18.

     11.14Survival. The liability of Buyer and Seller under each of their respective representations, warranties, covenants and indemnities shall survive Closing and execution and delivery of the Assignment contemplated hereby. After Closing, any claim that Seller is liable for any breach of any representation, warranty or covenant hereunder, by either Buyer or a third party, must be made in writing and delivered to Seller within one year after Closing.

     11.15Arbitration. All disputes arising out of, or in connection with, this Agreement or any determination required to be made by Buyer and Seller as to which the parties cannot reach an agreement shall be settled by arbitration in New Orleans, Louisiana. Any matter to be submitted to arbitration shall be determined by a panel of three (3) arbitrators, unless otherwise agreed by the parties. Each arbitrator shall be a person experienced in the oil and gas industry and shall be appointed

          (a)  by mutual agreement of Buyer and Seller, or

          (b) failing such agreement, within sixty (60) days of the request for arbitration, each party shall appoint one arbitrator, and the third arbitrator shall be appointed by the other two arbitrators, or, if they cannot agree, by a judge serving of the United States District Court, Eastern District of Louisiana, Fifth Circuit.

               In the event of the failure or refusal of the parties to appoint the arbitrator(s) within 120 days of the request for arbitration, the arbitrator shall be selected in accordance with reasonable rules established by the arbitrators. The arbitration shall be conducted in accordance with reasonable rules established by the arbitrators. Any award by the arbitrators shall be final, binding and non-appealable, and judgment may be entered thereon in any court of competent jurisdiction.

     11.16NORM.  It is  expressly  recognized  that the water  bottoms  and land masses comprising the Assets, along with surface facilities and production equipment located thereon, having been used in connection with oil and gas production activities, may contain naturally occurring radioactive materials (NORM) as a result of these operations. Accordingly, lands, water bottoms, surface facilities and production equipment transferred herein are transferred with the restriction that they will be used only in connection with oil and gas producing activities associated with these leases and will not be subsequently transferred for unrestricted use, unless the concentrations of NORM associated therewith are below the levels specified as allowable for unrestricted transfer by the applicable regulations or laws of the state and/or federal agencies having regulatory jurisdiction there over. Buyer further agrees to include the provisions of this clause in any subsequent sale or assignment of any interest in the Assets herein transferred.

     11.17Seller's  Option to Make  "Like-Kind"  Exchange.  At any time prior to
          Closing, Seller, or any one or more of them, may elect by written notice to Buyer to receive all or a portion of the Purchase Price through an escrow agent designated by Seller pursuant to an escrow agreement to be established for purposes of effecting a tax free, like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended. Buyer agrees to cooperate with all reasonable requests of Seller in order to establish and create sufficient documentation to support such federal tax treatment by Seller, provided that Buyer shall have no obligation to incur or pay any cost or expense in such connection, and provided, further, that Buyer shall have no obligation to acquire any properties (other than the Assets) in connection, with such exchange or to execute any agreements or other documents or to undertake any other action whereby Buyer might incur or assume any indebtedness or other liability in connection with such exchange.

          If Seller appoints an Intermediary pursuant to this paragraph, it may transfer the Assets to the Intermediary, and at Closing, the Intermediary shall transfer the Assets to the Buyer and receive consideration payable at Closing from Buyer, all pursuant to this Agreement. The payment by Buyer of such consideration to the Intermediary shall be treated as satisfaction of Buyer's obligations under the Agreement to the same extent as if such payment had been made directly to Seller. Seller agrees that the transfer of the Assets to the Intermediary shall expressly be subject to this Agreement and that Seller shall remain liable for performance under this Agreement and all documents to be delivered at Closing to the same extent as if it had not appointed an Intermediary. If Seller appoints an Intermediary, Buyer shall not be obligated to pay any additional costs, or incur any additional obligations, in the acquisition of the Assets, and Seller shall indemnify and hold Buyer and its affiliates harmless from and against all claims, expenses, losses and liabilities resulting from the Intermediary's participating in the purchase.

     11.18Broker's Commission. Buyer shall pay in full by wire transfer, in immediately available funds, all commissions due at Closing to Burks Oil and Gas Properties, Inc. or to its designees, such payment to be made in the same manner as, and concurrently with, any and all payments made to Seller.

     11.19Further Assurances. After Closing, each party hereto, at the request of the other, shall from time to time without additional consideration execute and deliver such further agreements and instruments of conveyance and take such other action as the other party hereto may reasonably request in order to convey and deliver the Assets to Buyer and to otherwise accomplish the transactions contemplated by the Agreement.

     11.20No Punitive Damages. Under no circumstances shall either Party be liable to the other for any indirect, consequential, unforseen, exemplary or punitive damages of any nature.

     EXECUTED on the day, month and year first above mentioned.


SELLER:                                      BUYER:


BRECHTEL ENERGY CORPORATION                  RIO GRANDE OFFSHORE,
INDIVIDUALLY AND AS AGENT                    LTD.
AND ATTORNEY-IN-FACT
                             BY: RIO GRANDE DRILLING
                            COMPANY, GENERAL PARTNER




By:                                         By:
       PETER P. BRECHTEL, JR.                    GUY BOB BUSCHMAN
       PRESIDENT                                 PRESIDENT































     Signature Page to that certain Purchase and Sale Agreement dated , 1996 by and ----------------- ----- between Brechtel Energy Corporation and Rio Grande Offshore, Ltd.

                                  EXHIBIT "A" (Page 1 of 2)

                             RIGHTHAND CREEK FIELD

         Attached to and made a part of that certain Purchase and Sale Agreement dated the ____ day of ________, 1996 by and
            between Rio Grande, Inc., as Buyer, and Brechtel Energy
                             Corporation, as Seller


                            PARTIES TO THIS AGREEMENT


BRECHTEL ENERGY CORPORATION              Office:                   504/892-9779
19331 North 12th Street                     Fax:                   504/892-0266
Covington, Louisiana 70433

RHC ASSOCIATES, L.L.C.                   Office:                   504/892-9779
19331 North 12th Street                     Fax:                   504-892-0266
Covington, Louisiana 70433

AFP EXPLORATION, INC.                    Office:                   504/892-9779
19331 North 12th Street                     Fax:                   504/892-0266
Covington, Louisiana 70433

ATC PROPERTIES, L.L.C.                   Office:                   504/892-9779
19331 North 12th Street                     Fax:                   504/892-0266
Covington, Louisiana 70433

COASTAL ENERGY CORPORATION               Office:                   504/362-5340
Post Office Box 1670                        Fax:                   504/368-7879
Gretna, Louisiana 70053

MUD MOTORS, INC.                         Office:                   504/362-5340
Post Office Box 1670                        Fax:                   504/368-7879
Gretna, Louisiana 70053

MILLER, PATRICK & ROWE, INC.             Office:                   504/362-5340
2439 Manhattan Boulevard, Suite 205         Fax:                   504/368-7879
Harvey, Louisiana 70053

SUSAN BRAGG BRECHTEL                     Office:                   504/892-9779
130 East Ruelle                             Fax:                   504/892-0266
Mandeville, Louisiana 70448

                                   EXHIBIT "A"
                                  (Page 2 of 2)

RICHARD J.  THIBODEAUX                 Office:                    504/831-7800
Post Office Box 6738                      Fax:                    504/832-3660
Metairie, Louisiana 70009

DONALD H.  BURKS                             Office:              713/580-4590
14300 Cornerstone Village Drive, Suite 515      Fax:              713/537-2121
Houston, Texas 77014-1251

MARY CHASSAIGNAC BURKS                       Office:              713/580-4590
15318 Poplar Grove Drive                        Fax:              713/537-2121
Houston, Texas 77006

REVEILLE RESOURCES, INC.                     Office:               504/525-3611
601 Poydras Street, Suite 2421                  Fax:               504/524-3019
New Orleans, Louisiana 70130

CIG EXPLORATION, INC.                        Office:               504/892-9779
5321 Janice Avenue                              Fax:               504/892-0266
Kenner, Louisiana 70065

DOUBLE H ENTERPRISES, INC.                   Office:               504/362-5340
Post Office Box 1670                            Fax:               504/368-7879
Gretna, Louisiana 70053

                                   EXHIBIT "A"

                   Attached to, and made part of, that certain
                  Escrow Agreement dated November , 1996 by and
                                     between
              Gulf South Bank and Trust Company, Escrow Agent, and
                       Brechtel Energy Corporation, etal.


                          DISTRIBUTION OF ESCROW FUNDS


Prior to or on March 1, 1997

     1. Escrow Agent shall disburse the Escrow Fund plus all interest accrued thereto, less the Escrow Agent's fee and reasonable expenses, to the following parties, if and only if, so directed by Rio Grande Offshore, Ltd. as represented by its General Partner, Rio Grande Drilling
          Company:

               Brechtel   Energy    Corporation    $250,000.00   plus   interest
               attributable thereto.

               Burks  Oil  &  Gas  Properties,   Inc.  $5,000.00  plus  interest
               attributable thereto.

     2. Escrow Agent shall disburse the Escrow Fund plus all interest accrued thereto, less the Escrow Agent's fee and reasonable expenses, to Rio Grande Offshore, Ltd., if and only if, so directed by Brechtel Energy Corporation and Burks Oil & Gas Properties, Inc.

     3. If the party necessary to give directions to the Escrow Agent fails to do so, the party claiming the distribution of the Escrow Fund may provide Escrow Agent with an affidavit claiming such party's right to such distribution including in such affidavit a statement to the effect that the claiming party had given the other party five (5) days prior written notice that the claiming party was preparing to file such affidavit. In the absence of a written objection delivered to Escrow Agent by the other party within such five (5) day notice period, Escrow Agent shall distribute the Escrow Fund to the attesting party in the manner described in Paragraphs 1 and 2, above, as the case may be.

                                   EXHIBIT "B"

          Attached to and made a part of that certain Purchase and Sale
                  Agreement dated the _____ day of, 1996 by and
             between Rio Grande, Inc., as Buyer, and Brechtel Energy
                             Corporation, as Seller


Brechtel Energy Corporation - Cavenham Well No.  1

                      Current
                     Producing
Serial No.            Interval              WI             NRI           ORRI
215326               U WX RD SU            1.00         .729122769   .036081846
                    [11,044-11,064']

Brechtel Energy Corporation - Cavenham Well No.  2

                      Current
                     Producing
Serial No.            Interval              WI             NRI           ORRI

216728               U WX RD SU            1.00         .729122769   .036081846
                    [11,032-11,052']

Brechtel Energy Corporation - Cavenham Well No.  3

                      Current
                     Producing
Serial No.            Interval              WI             NRI           ORRI

217938                U WX RD SU           1.00          .729122769  .036081846
                     [11,179-11,190']


Brechtel Energy Corporation - W.  G.  Ragley Lumber Company Well No.  1

                      Current
                     Producing
Serial No.            Interval              WI             NRI            ORRI

217828                U WX RD SU           1.00          .729122769  .036081846
                     [11,140-11,160']

Brechtel Energy Corporation - Powell Lumber Company Well No.  1

                      Current
                     Producing
Serial No.            Interval              WI             NRI            ORRI

218645                U WX RD SU           1.00           .729122769 .036081846
                     [11,055-11,081']

Brechtel Energy Corporation - Crosby Land & Resources Well No.  1

                      Current
                     Producing
Serial No.            Interval              WI             NRI            ORRI

218713                U WX RD SU           1.00           .729122769 .036081846
                     [11,091-11,106']

Brechtel Energy Corporation - Crosby Land and Resources Well No.  1D

                      Current
                     Producing
Serial No.            Interval              WI             NRI            ORRI

219086                U WX RD SU           1.00          .729122769  .036081846
                     [11,021-11,037']

Brechtel Energy Corporation - W.  G.  Ragley Lumber Company Well No.  2

                Current
                Producing
Serial No.       Interval             WI           NRI        ORRI

188683          U WX RD SU       1.00          .692700926     .01      BPO
               [11,140-11,150']   .954348457   .613160451     .03      APO-I
               [11,104-11,110']   .876146180   .590014942     .03      APO-II

APO-I

Tracts 3 & 5: Mobile has an option to convert its 5% of 99% ORRI to a 12.5% of 99% ORRI. IP retains 25% of 1% ORRI BPO with no conversion rights.

Tract 6: Kenai reserved an ORRI equal to the difference between 26.5% and the total burdens affecting this tract with an option to convert the ORRI to a 35% WI-APO, proportionate to its ownership in the tract equity.

               Kaiser(Sceptre) reserved an ORRI equal to the difference between 26.5% and the total burdens affecting this tract with an option to convert the ORRI to a 25% WI- APO proportionate to its ownership in the tract equity.

APO-II

Tracts 3 & 5: Mobil has an option to convert its 5% of 99% ORRI to a 30% WI-APO. IP retains its 25% of 1% ORRI with no conversion rights.

Tract 6: Same assumptions made as shown in APO-I above, with all parties converting their ORRI to their proportionate working interest position.


FACILITIES:

1.       Brechtel-Righthand Creek Facility No.  1 -Cavenham Well No.  1

2.       Brechtel-Righthand Creek Facility No.  2 -Cavenham Well No.  2
                                                  -Crosby Well No.  1 & 1D

3.       Brechtel-Righthand Creek Facility No.  3 -Cavenham Well No.  3
                               -Ragley Well No. 1

4.       Brechtel-Righthand Creek Facility No.  4 -Powell Well No.  1

5.       Brechtel-Righthand Creek Facility No.  5 -Ragley Well No.  2

6.       Brechtel-Righthand Creek Gas Compressor Station No.  1

                                  EXHIBIT "B-1"

                   Attached to, and made part of, that certain
                  Purchase and Sale Agreement dated November ,
                                   1996 by and
              between Brechtel Energy Corporation, Seller, and Rio
                          Grande Offshore, Ltd., Buyer.


                                                                 PURCHASE
                                    WORKING     NET REVENUE      ALLOCATION
  LEASE NAME                       INTEREST      INTEREST           PRICE

Cavenham No. 1                        100%        72.912         1,917,137
Cavenham No. 2                        100%        72.912         2,152,041
Cavenham No. 3                        100%        72.912           375,457
Ragley Lumber Co. No.1                100%        72.912         1,212,894
Powell Lumber Co. No.1                100%        72.912         4,622,756
Crosby Land & Resources No. 1         100%        72.912           375,257
Crosby Land & Resources No. 1-D       100%        72.912         4,347,458
                                                                 ----------
                                                                15,000,000

                                DEVELOPED ASSETS

                                   EXHIBIT "C"


                   Attached to, and made part of, that certain
                  Purchase and Sale Agreement dated November ,
                                   1996 by and
              between Brechtel Energy Corporation, Seller, and Rio
                          Grande Offshore, Ltd., Buyer.



                     ASSIGNMENT, BILL OF SALE AND CONVEYANCE



STATE OF LOUISIANA

PARISHES OF ALLEN AND BEAUREGARD


     This Assignment, Bill of Sale and Conveyance ("Assignment"), effective as of November 1, 1996 at 7:00 a.m. C.S.T. (the "Effective Date") from BRECHTEL ENERGY CORPORATION, 19331 North 12th Street, Covington, Louisiana, 70433, as Agent and Attorney-In-Fact for, and on behalf of, those parties to that certain Irrevocable Power of Attorney, attached hereto as Exhibit "A" and made part hereof for all purposes, ("Assignor") to RIO GRANDE OFFSHORE, LTD. a Texas limited partnership, herein represented by its General Partner, Rio Grande Drilling Company, 10101 Reunion Place, Union Square, Suite 210, San Antonio, Texas 78216-4156 ("Assignee").

     1.   Conveyance  of Assets

          For, and in consideration of, the sum of One Thousand and No/100 Dollars ($1,000.00) and other valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Assignor, does hereby ASSIGN, BARGAIN, SELL, TRANSFER, SET-OVER, GRANT, CONVEY AND DELIVER unto Assignee, effective as of the Effective Date, saving and excepting the "Assets Excluded," as defined in the Purchase and Sale Agreement hereinafter described, as well as any and all overriding royalty interests listed in Exhibit "B", all Assignor's right, title and interest, subject to the limitations and restrictions hereinbelow set forth, in the following, to-wit (the "Assets"):

          (a) the "Leases," as hereinbelow defined, including the working interests and net revenue interests described in Exhibit "B" and, with respect to said leases, the oil and/or gas wells located thereon described in Exhibit "B" (the "Wells") along with all other right, title and interest of Seller in and to said Wells and in and to the associated leasehold;

          (b) Except to the extent as may be limited by the leasehold rights set forth above, all of Seller's rights, privileges, benefits and powers conferred upon Seller, as the holder of any Lease, with respect to the use and occupation of the surface of, as well as the subsurface depths under the lands covered by such Lease that may be necessary or useful to the possession and enjoyment of such Lease; except to the extent as may be limited by the leasehold rights set forth above, all of Seller's rights in any pools or units which include all or any part of any Lease or any Well (the "Units"), including Seller's right, title and interest in production from any Unit, regardless of whether such Unit production is derived from wells located on or off a Lease and Seller's right, title and interest in any wells within any such unit;

          (c) To the extent assignable, all of Seller's right, title and interest in and to surface use agreements, authorizations, permits and similar rights and interests applicable to, or used or useful in connection with, any or all of the Wells, Leases, Lands and Units;

          (d) To the extent assignable, all of Seller's right, title and interest in and to permits, servitudes, easements, rights-of-way, orders, lease agreements, royalty agreements, assignments, gas purchase and sale contracts, oil purchase and sale agreements, farmin and farmout agreements, transportation and marketing agreements, operating agreements, unit agreements, processing agreements, options, facilities or equipment leases and other contracts, agreements and rights used, or held for use, in connection with the ownership or operation of the Assets, or with the production or treatment of hydrocarbons from the Assets, including, without limitation, the easements and other contracts described in Exhibit "B," attached hereto, or the sale or disposal of water, hydrocarbons or associated substances from the Assets but excluding any such contracts, agreements and rights where transfer of same is limited by third party agreement or operation of law;

          (e) All of Seller's right, title and interest in and to all equipment, machinery, fixtures and other real, personal and mixed property situated on the Leases and used in the operation of the Assets including, without limitation, wells, salt water disposal wells, well equipment, casing, rods, tanks, boilers, buildings, tubing, pumps, motors, fixtures, machinery, inventory, separators, dehydrators, compressors, treaters, power lines, field processing facilities, flowlines, gathering lines, transmission lines and all other pipelines ("Equipment");

          (f) All of Seller's right, title and interest (excluding such interest attributable to any overriding royalty interest) in and to oil, condensate, natural gas in whatever form and natural gas liquids produced after the Effective Date, including "line fill" and inventory below the pipeline connection in tanks, attributable to the Wells, the Leases, Lands and Units; and

          (g) Originals, or clean and legible copies of, all of the files, records, information and data respecting the Assets in Seller's possession including, without limitation, title records, abstracts, title opinions, title certificates, computer records, production records, severance tax records, geological and geophysical data and all other information relating directly to the ownership or operation of the Assets but exclusive of (i) any such records, data or information where transfer of same is prohibited by third party agreements or applicable law, (ii) the work product of Seller's legal counsel and (iii) records relating to the Sale and Closing under this Agreement.

but INSOFAR AND ONLY INSOFAR as such Assets are situated within the surface boundaries of that certain oil and/or gas unit designated as the U WX RD SU, created by Louisiana Office of Conservation Order No. 1041- C-6, dated effective July 9, 1996, as represented by that certain unit survey plat attached to said Order recorded July 25, 1996 in Conveyance Book 361, at pages 69 through 74, under File No. 382663 of the Public Records of Allen Parish, Louisiana, LESS AND EXCEPT that certain tract of land, as more particularly described on Exhibit "B," attached hereto and made part hereof for all purposes, comprised of the following three (3) unit tracts, or portions thereof:

     Unit Tract 1: but only insofar as such tract is situated West of a projection, due North, of the East boundary line of Unit Tract 2, until such projected line meets the northern surface boundary line of said U WX RD SU.

     Unit Tract 2: the North one-half (N 1/2)

     Unit Tract 4: All

AND SUCH ASSETS FURTHER INCLUDING that certain Brechtel Energy Corporation (formerly, Ballard Exploration Company, Inc.) No. 1 Ragley Well located in
Section 29, T5S,R7W, Allen Parish, Louisiana (Serial No. 188683) along with all downhole and surface equipment associated therewith, TO HAVE AND TO HOLD the Assets unto Assignee, its successors and assigns forever; provided, however, this Assignment is made expressly subject to the following terms and conditions:

                                       2.
                           Purchase and Sale Agreement

     This Assignment is made and delivered pursuant to the provisions of that certain Purchase and Sale Agreement (the "Purchase Agreement") dated November ,

1996 by and between Assignor and Assignee, a copy of which is available at the offices of Assignor at the address set forth above. The warranties, representations and covenants contained in the Purchase Agreement shall survive the execution and delivery of this Assignment for the applicable time periods set forth in, and in accordance with, the provisions of the Purchase Agreement.

                                       3.
                           Limitations and Warranties

     3.1 Assignor warrants title and shall forever defend all and singular the Assets conveyed to Assignee, its successors and assigns, against every person whomsoever lawfully claiming the Assets or any part thereof, by, through or under Assignor but not otherwise.

     3.2 The equipment and personal property (both surface and downhole) is assigned to Assignee "AS IS, WHERE IS AND WITH ALL FAULTS", and Assignor expressly disclaims any warranty or representation of any kind or character, whether express or implied, and whether by common law, statute or otherwise as to operating condition, merchantability, fitness for any purpose or purposes, condition or otherwise. Assignor does not warrant the equipment or personal property to be free from redhibitory vices or defects.

     3.3 To the extent transferable, Assignee shall be and is hereby subrogated to all warranties of title (other than that of Assignor) heretofore given or made to Assignor or its predecessors in title with respect to the Assets.

                                       4.
                              Assumed Liabilities

     By Assignee's acceptance of this Assignment, Assignee assumes the following liabilities, responsibilities and obligations respecting the Assets as of the Effective Date:

     4.1 All obligations and liabilities arising from, or in connection with, the ownership and operation of the Assets as of, and subsequent to, the Effective Date, including but by no means limited to:

          a. the proper and lawful reclamation and plugging and abandoning of all wells and facilities presently existing, or in the future drilled, on acreage covered by the Leases or pooled therewith, removal of all flowlines, pipelines, shell pads and pilings, whether now or hereafter located on acreage covered by the Leases, or pooled therewith; and

          b. the payment and performance of all liabilities and obligations arising from, or in connection with, any federal, state or local law, rule, order, regulation or permit applicable to any waste material or hazardous substance on, in or included within the Assets or the presence, disposal, release or threatened release of such waste material or hazardous substances from the Assets and, in connection with such assumed liability, Assignee hereby expressly accepts the Assets in their present condition as of the Effective Date and assumes any and all liabilities and obligations with respect to any matter that may arise out of such condition, including, but not limited to, environmental claims for losses or damages (including, without limitation, the presence of naturally occurring radioactive material).

     4.2 As of, and subsequent to, the Effective Date, all liabilities, responsibilities and obligations arising from, under and in connection with, all agreements and contracts whether recorded or unrecorded and whether specified herein or in Exhibit "B," attached hereto, including, without limitation, all Leases, Subleases, Operating Agreements, Unit Agreements, Farmout Agreements and Assignments.

                                       5.
                                 Indemnification

     5.1 Effective from and after the Effective Date, Assignee shall indemnify, defend and hold harmless Assignor, its officers, directors, agents, representatives and employees from and against any and all losses, claims, suits, controversies, liabilities and expenses arising directly or indirectly out of Assignee's ownership and use of the Assets and, further, after the expiration of two (2) years from the date hereof, Assignee shall indemnify, defend and hold harmless

          Assignor, its officers, directors, agents, representatives and employees from and against any and all losses, claims, suits, controversies, liabilities and expenses without regard to whether such arise from an incident or condition occurring prior to, or after, the Effective Date.

     5.2 For a period of two (2) years only from the date hereof, Assignor shall indemnify, defend and hold harmless Assignee, its officers, directors, agents, representatives and employees from and against any and all losses, claims, suits, controversies, liabilities, and expenses arising directly or indirectly out of Assignor's ownership and use of the Assets prior to the Effective Date.

                                       6.
                             Additional Provisions

     6.1 Successors and Assigns All of the provisions hereof shall inure to the benefit of, and be binding upon, the parties hereto and their respective heirs, successors and assigns.

     6.2 No Third-Party Beneficiaries Subject to the provisions of Article 4.2 hereof, nothing contained in this Agreement is intended or shall be construed to confer any right or benefit upon any third party.

     IN WITNESS WHEREOF, the parties hereto have executed this Assignment this day of January, 1997 but is effective as of the Effective Date.

WITNESSES:                                ASSIGNOR:
                     BRECHTEL ENERGY CORPORATION, AGENT AND
                                          ATTORNEY-IN-FACT






                                          By:
                                              PETER P. BRECHTEL, JR., PRESIDENT



WITNESSES:                                ASSIGNEE:


                                          RIO GRANDE OFFSHORE, LTD.
                                          BY: RIO GRANDE DRILLING
                                          COMPANY, GENERAL PARTNER




                                          By:
                           GUY BOB BUSCHMAN, PRESIDENT




Signature page to that certain Assignment, Bill of Sale and Conveyance dated January , 1997 by and between Brechtel Energy Corporation, Assignor, and Rio Grande Offshore, Ltd., Assignee, conveying Assignor's interests in East Righthand Creek Field, Allen and Beauregard Parishes, Louisiana.

                               UNDEVELOPED ASSETS

                                 EXHIBIT "C-1"

                   Attached to, and made part of, that certain
                  Purchase and Sale Agreement dated November ,
                                   1996 by and
              between Brechtel Energy Corporation, Seller, and Rio
                          Grande Offshore, Ltd., Buyer.



                     ASSIGNMENT, BILL OF SALE AND CONVEYANCE




STATE OF LOUISIANA

PARISHES OF ALLEN AND BEAUREGARD


     This Assignment, Bill of Sale and Conveyance ("Assignment"), effective as of November 1, 1996 at 7:00 a.m. C.S.T. (the "Effective Date") from BRECHTEL ENERGY CORPORATION, 19331 North 12th Street, Covington, Louisiana, 70433, as Agent and Attorney-In-Fact for, and on behalf of, those parties to that certain Irrevocable Power of Attorney, attached hereto as Exhibit "A" and made part hereof for all purposes, ("Assignor") to RIO GRANDE OFFSHORE, LTD., a Texas limited partnership, herein represented by its General Partner, Rio Grande Drilling Company, 10101 Reunion Place, Union Square, Suite 210, San Antonio, Texas 78216-4156 ("Assignee").

                                       1.

                              Conveyance of Assets

     For, and in consideration of, the sum of One Thousand and No/100 Dollars ($1,000.00) and other valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Assignor, does hereby ASSIGN, BARGAIN, SELL, TRANSFER, SET-OVER, GRANT, CONVEY AND DELIVER unto Assignee, effective as of the Effective Date, saving and excepting the "Assets Excluded," as defined in the Purchase and Sale Agreement hereinafter described, as well as any and all overriding royalty interests listed on Exhibit "B," all Assignor's right, title and interest, subject to the limitations and restrictions hereinbelow set forth, in the following, to-wit (the "Assets"):

     (a) the "Leases," as hereinbelow defined, including the working interests and net revenue interests described in Exhibit "B" and, with respect to said leases, the oil and/or gas wells located thereon described in Exhibit "B" (the "Wells") along with all other right, title and interest of Seller in and to said Wells and in and to the associated leasehold;

     (b) Except to the extent as may be limited by the leasehold rights set forth above, all of Seller's rights, privileges, benefits and powers conferred upon Seller, as the holder of any Lease, with respect to the use and occupation of the surface of, as well as the subsurface depths under the lands covered by such Lease that may be necessary or useful to the possession and enjoyment of such Lease; except to the extent as may be limited by the leasehold rights set forth above, all of Seller's rights in any pools or units which include all or any part of any Lease or any Well (the "Units"), including Seller's right, title and interest in production from any Unit, regardless of whether such Unit production is derived from wells located on or off a Lease and Seller's right, title and interest in any wells within any such unit;


     (c) To the extent assignable, all of Seller's right, title and interest in and to surface use agreements, authorizations, permits and similar rights and interests applicable to, or used or useful in connection with, any or all of the Wells, Leases, Lands and Units;

     (d) To the extent assignable, all of Seller's right, title and interest in and to permits, servitudes, easements, rights-of-way, orders, lease agreements, royalty agreements, assignments, gas purchase and sale contracts, oil purchase and sale agreements, farmin and farmout agreements, transportation and marketing agreements, operating agreements, unit agreements, processing agreements, options, facilities or equipment leases and other contracts, agreements and rights used, or held for use, in connection with the ownership or operation of the Assets, or with the production or treatment of hydrocarbons from the Assets, including, without limitation, the easements and other contracts described in Exhibit "B," attached hereto, or the sale or disposal of water, hydrocarbons or associated substances from the Assets but excluding any such contracts, agreements and rights where transfer of same is limited by third party agreement or operation of law;

     (e) All of Seller's right, title and interest in and to all equipment, machinery, fixtures and other real, personal and mixed property situated on the Leases and used in the operation of the Assets including, without limitation, wells, salt water disposal wells, well equipment, casing, rods, tanks, boilers, buildings, tubing, pumps, motors, fixtures, machinery, inventory, separators, dehydrators, compressors, treaters, power lines, field processing facilities, flowlines, gathering lines, transmission lines and all other pipelines ("Equipment");

     (f) All of Seller's right, title and interest (excluding such interest attributable to any overriding royalty interest) in and to oil, condensate, natural gas in whatever form and natural gas liquids produced after the Effective Date, including "line fill" and inventory below the pipeline connection in tanks, attributable to the Wells, the Leases, Lands and Units; and

     (g) Originals, or clean and legible copies of, all of the files, records, information and data respecting the Assets in Seller's possession including, without limitation, title records, abstracts, title opinions, title certificates, computer records, production records, severance tax records, geological and geophysical data and all other information relating directly to the ownership or operation of the Assets but exclusive of (i) any such records, data or information where transfer of same is prohibited by third party agreements or applicable law, (ii) the work product of Seller's legal counsel and
          (iii) records  relating to the Sale and Closing under this  Agreement.


     but INSOFAR AND ONLY INSOFAR as such Assets are situated outside the surface boundaries of that certain oil and/or gas unit designated as the U WX RD SU, created by Louisiana Office of Conservation Order No. 1041- C-6, dated effective July 9, 1996, as represented by that certain unit survey plat attached to said Order recorded July 25, 1996 in Conveyance Book 361, at pages 69 through 74, under File No. 382663 of the Public Records of Allen Parish, Louisiana, LESS AND EXCEPT that certain Brechtel Energy Corporation (formerly, Ballard Exploration Company, Inc.) No. I Ragley Well located in Section 29, T5S,R7W, Allen Parish, Louisiana (Serial No. 188683) along with all downhole and surface equipment associated therewith,

     BUT SUCH ASSETS FURTHER INCLUDING, that certain tract of land, as more particularly described on Exhibit "B," attached hereto and made part hereof for all purposes, comprised of the following three (3) unit tracts, or portions thereof:

     Unit Tract 1: but only insofar as such tract is situated West of a projection, due North, of the East boundary line of Unit Tract 2, until such projected line meets the northern surface boundary line of said U WX RD SU.

     Unit Tract 2: the North  one-half  (N 1/2)

     Unit  Tract  4:

     All TO HAVE AND TO HOLD the Assets unto Assignee, its successors and assigns forever; provided, however, this Assignment is made expressly subject to the following terms and conditions:

                                       2.
                           Purchase and Sale Agreement

     This Assignment is made and delivered pursuant to the provisions (including, without limitation, those certain provisions respecting Seller's option to assume a working interest in the Assets upon the occurrence of Project Payout as therein defined) of that certain Purchase and Sale Agreement (the "Purchase Agreement") dated November , 1996 by and between Assignor and Assignee, a copy of which is available at the offices of Assignor at the address set forth above. The warranties, representations and covenants contained in the Purchase Agreement shall survive the execution and delivery of this Assignment for the applicable time periods set forth in, and in accordance with, the provisions of the Purchase Agreement.

                                       3.
                           Limitations and Warranties

     3.1 Assignor warrants title and shall forever defend all and singular the Assets conveyed to Assignee, its successors and assigns, against every person whomsoever lawfully claiming the Assets or any part thereof, by, through or under Assignor but not otherwise.

     3.2 The equipment and personal property (both surface and downhole) is assigned to Assignee "AS IS, WHERE IS AND WITH ALL FAULTS", and Assignor expressly disclaims any warranty or representation of any kind or character, whether express or implied, and whether by common law, statute or otherwise as to operating condition, merchantability, fitness for any purpose or purposes, condition or otherwise. Assignor does not warrant the equipment or personal property to be free from redhibitory vices or defects.

     3.3 To the extent transferable, Assignee shall be and is hereby subrogated to all warranties of title (other than that of Assignor) heretofore given or made to Assignor or its predecessors in title with respect to the Assets.

                                       4.
                              Assumed Liabilities

     By Assignee's acceptance of this Assignment, Assignee assumes the following liabilities, responsibilities and obligations respecting the Assets as of the Effective Date:

     4.1 All obligations and liabilities arising from, or in connection with, the ownership and operation of the Assets as of, and subsequent to, the Effective Date, including but by no means limited to:

          a. the proper and lawful reclamation and plugging and abandoning of all wells and facilities presently existing, or in the future drilled, on acreage covered by the Leases or pooled therewith, removal of all flowlines, pipelines, shell pads and pilings, whether now or hereafter located on acreage covered by the Leases, or pooled therewith; and

          b. the payment and performance of all liabilities and obligations arising from, or in connection with, any federal, state or local law, rule, order, regulation or permit applicable to any waste material or hazardous substance on, in or included within the Assets or the presence, disposal, release or threatened release of such waste material or hazardous substances from the Assets and, in connection with such assumed liability, Assignee hereby expressly accepts the Assets in their present condition as of the Effective Date and assumes any and all liabilities and obligations with respect to any matter that may arise out of such condition, including, but not limited to, environmental claims for losses or damages (including, without limitation, the presence of naturally occurring radioactive material).

     4.2 As of, and subsequent to, the Effective Date, all liabilities, responsibilities and obligations arising from, under and in connection with, all agreements and contracts whether recorded or unrecorded and whether specified herein or in Exhibit "B," attached hereto, including, without limitation, all Leases, Subleases, Operating Agreements, Unit Agreements, Farmout Agreements and Assignments.

                                       5.
                                 Indemnification

     5.1 Effective from and after the Effective Date, Assignee shall indemnify, defend and hold harmless Assignor, its officers, directors, agents, representatives and employees from and against any and all losses, claims, suits, controversies, liabilities and expenses arising directly or indirectly out of Assignee's ownership and use of the Assets and, further, after the expiration of two (2) years from the date hereof, Assignee shall indemnify, defend and hold harmless Assignor, its officers, directors, agents, representatives and employees from and against any and all losses, claims, suits, controversies, liabilities and expenses without regard to whether such arise from an incident or condition occurring prior to, or after, the Effective Date.

     5.2 For a period of two (2) years only from the date hereof, Assignor shall indemnify, defend and hold harmless Assignee, its officers, directors, agents, representatives and employees from and against any and all losses, claims, suits, controversies, liabilities, and expenses arising directly or indirectly out of Assignor's ownership and use of the Assets prior to the Effective Date.

                                       6.
                             Additional Provisions

     6.1 Successors and Assigns All of the provisions hereof shall inure to the benefit of, and be binding upon, the parties hereto and their respective heirs, successors and assigns.

     6.2 No Third-Party Beneficiaries Subject to the provisions of Article 4.2 hereof, nothing contained in this Agreement is intended or shall be construed to confer any right or benefit upon any third party.

     IN WITNESS WHEREOF, the parties hereto have executed this Assignment this day of January, 1997 but is effective as of the Effective Date.

WITNESSES:                              ASSIGNOR:
                     BRECHTEL ENERGY CORPORATION, AGENT AND
                                        ATTORNEY-IN-FACT


                                        By:
                                             PETER P. BRECHTEL, JR., PRESIDENT

WITNESSES:                              ASSIGNEE:
                                        RIO GRANDE OFFSHORE, LTD.
                                        BY: RIO GRANDE DRILLING
                                        COMPANY, GENERAL PARTNER


                                        By:
                           GUY BOB BUSCHMAN, PRESIDENT

     Signature page to that certain Assignment, Bill of Sale and Conveyance dated January , 1997 by and between Brechtel Energy Corporation, Assignor, and Rio Grande Offshore, Ltd., Assignee, conveying Assignor's interests in East Righthand Creek Field, Allen and Beauregard Parishes, Louisiana.

                                   EXHIBIT "D"

                   Attached to, and made part of, that certain
                  Purchase and Sale Agreement dated November ,
                                   1996 by and
              between Brechtel Energy Corporation, Seller, and Rio
                          Grande Offshore, Ltd., Buyer.



                                ESCROW AGREEMENT


     This Escrow Agreement is made and entered into this day of November, 1996 by and between BRECHTEL ENERGY CORPORATION, a Louisiana corporation, 19331 North 12th Street, Covington, Louisiana 70433 ("BEC"), BURKS OIL AND GAS PROPERTIES, INC., a Texas corporation, 14300 Cornerstone Village Drive, Suite 515, Houston, Texas 77014-1251 ("Burks"), RIO GRANDE OFFSHORE, LTD., a Texas limited partnership, 10101 Reunion Place, Union Square, Suite 210, San Antonio, Texas 78216-4156 ("Principal") and the GULF SOUTH BANK AND TRUST COMPANY, 313 Westbank Expressway, Gretna, Louisiana 70053 (the "Escrow Agent").

                                   WITNESSETH:

     WHEREAS, the Principal has agreed to establish an escrow account with Escrow Agent on the terms and conditions set forth herein, and Escrow Agent has agreed to the terms hereof:

     NOW, THEREFORE, in consideration of the premises herein, the parties hereto agree as follows:

     1. ESTABLISHMENT OF ESCROW FUND. The Principal shall deliver to Escrow Agent the sum of Two Hundred Fifty-Five Thousand and No/100 ($255,000.00) Dollars allocated as between BEC and Burks as follows:
          BEC $250,000.00, Burks $5,000.00 (hereinafter referred to collectively as the "Escrow Fund"). The Escrow Agent shall administer the Escrow Fund under these special terms and conditions: See Exhibit "A," attached hereto and made part hereof for all purposes.

     2. INVESTMENT OF ESCROW FUND. Unless otherwise directed in writing by the Principal, Escrow Agent shall deposit or invest for the benefit of BEC and Burks all or any portion of the cash in the Escrow Fund in one or more, money market funds selected by Escrow Agent. Administrative fees may be accepted by Gulf South Bank and Trust Company, in its capacity as Escrow Agent, from such mutual funds companies as a result of investing trust assets with such companies.

     3. TERM OF AGREEMENT. For a period commencing on the date hereof and terminating no later than March 1, 1997, the Escrow Agent agrees to hold the Escrow Fund and to disburse the Escrow Fund in accordance with the terms hereof. If Escrow Agent has not been instructed to distribute the Escrow Fund on or before March 1, 1997 and no Notice has been received by Escrow Agent of a dispute concerning distribution of the Escrow Fund, the Escrow Agent shall turn over the Escrow Fund to BEC and Burks in accordance with the instructions contained in Paragraph 1 of said Exhibit "A."

     4. DISTRIBUTION OF ESCROW FUND. Escrow Agent shall make distributions from Escrow Fund only upon single/joint detailed written instructions in accordance with Exhibit "A," attached hereto.

          Distributions shall be made within a reasonable time after Escrow Agent's receipt of such instructions, taking into account the time required to liquidate the invested Escrow Fund or a portion thereof. Specifically, no distribution will be made on the same day notice is given to Escrow Agent, if said instructions for disbursement are received after 9:00 A.M.

     5. AMENDMENTS. This Agreement may be amended, or modified at any time in any or all respects but only by an instrument in writing executed by all of the parties hereto.

     6. NOTICES. Any notice, delivery, communication, request, reply or advice (herein collectively, "Notice") in this Agreement provided or permitted to be given or made by any party to another must be in writing and may be given or served by depositing the same in the United States Mail, postage prepaid and registered or certified with return receipt requested, or by delivering the same to the address of the person or entity to receive such Notice. Notice deposited in the mail in the manner hereinabove described shall be effective at the time of receipt. For purposes of Notice, the addresses of the parties shall, until changed as hereinafter provided, be as follows:

          If to Escrow Agent:

                  Gulf South Bank and Trust Company
                  313 Westbank Expressway
                  Gretna, Louisiana  70053
                  Attention:  Mr. Dean F. Gruder

          or at such other address as the Escrow Agent may have advised each of the parties hereto by Notice in writing:

          If to BEC:

                  Brechtel Energy Corporation
                  19331 North 12th Street
                  Covington, Louisiana  70433

          or at such other address as BEC may have advised each of the parties hereto by Notice in writing in the manner provided herein:

          If to Burks:

                  Burks Oil and Gas Properties, Inc.
                  14300 Cornerstone Village Drive, Suite 515
                  Houston, Texas 77014-1251

          or at such other address as Burks may have advised each of the parties hereto by Notice in writing;

          If to Principal:

                  Rio Grande Offshore, Ltd.
                  10101 Reunion Place
                  Union Square, Suite 210
                  San Antonio, Texas  78216-4156

          or at such other address as Principal may have advised each of the parties hereto by Notice in writing.

     7. ESCROW AGENT. Escrow Agent acts hereunder solely as a depository, and the responsibility of the Escrow Agent extends only to the duties affirmatively stated in this Agreement and to the exercise of ordinary diligence. No implied duties or obligations of Escrow Agent shall be read into this Escrow Agreement, and Escrow Agent shall not in any event be required to construe or determine the rights of any party under this Agreement.

          Escrow Agent shall in no way be responsible for, nor shall it have any duty to notify, any party hereto or any other party interested in this Escrow Agreement of any payment required or maturity occurring under this Escrow Agreement or under the terms of any instrument deposited hereunder.

          Escrow Agent may consult with its attorneys as to any matters incidental to duties hereunder and shall be fully protected and incur no liability when acting thereon in accordance with the advice of its attorneys. Escrow Agent shall not be responsible for any act or omission, except for actual fraud, dishonesty or bad faith. Escrow Agent may rely upon any such instructions and deliver the Escrow Fund as directed without further investigation. Escrow Agent shall be protected in acting upon any written notice, request, waiver, consent, certificate, receipt, authorization, power of attorney or other paper or document that Escrow Agent, in good faith, believes to be genuine and what it purports to be, including, but not limited to, items directing investment or non-investment of funds, items requesting or authorizing release, disbursement or retainage of the subject matter of Escrow Agreement and items amending the terms of this Escrow Agreement.

          In the event of dispute arising between and/or among any two or more of the parties hereto, or if a claim is asserted with respect to the Escrow Fund, the Escrow Agent may withhold any requested action until the dispute is amicably resolved. In any event, Escrow Agent reserves the right to deposit all property in its possession in connection with this Agreement into the registry of a court of competent jurisdiction in a concursus or other proceeding, upon directing Notice to the parties as provided hereinabove, and thereby shall be relieved of any further responsibility under this Agreement. The Escrow Agent shall be entitled to reimbursement for all legal fees and costs incurred by it in connection with any concursus, interpleader or other action filed by Escrow Agent hereunder and in connection with any dispute or claim involving the distribution of the Escrow Fund.

          Each person comprising Principal hereby jointly, severally and solidarily agrees to indemnify and hold harmless the Escrow Agent from and against all losses, costs, claims, demands, expenses and damages and attorneys fees suffered or incurred by Escrow Agent as a result of any litigation or cause of action arising from, or in conjunction with, this Agreement or involving the subject matter hereof.

          If any party to this Agreement is a legal entity other than a natural person, the Escrow Agent may conclusively presume that the undersigned representative of such party has full power and authority to instruct Escrow Agent on behalf of such party, unless written notice to the contrary is delivered to Escrow Agent.

     8. *COMPENSATION, FEES, ETC. Escrow Agent shall be entitled to reasonable compensation for its services hereunder and to reimbursement for its costs and expenses in connection with its performance of services under this Agreement (including amounts representing reasonable fees and expenses of Escrow Agent's counsel and accountants). Such compensation, fees, costs and expenses shall be paid from the income earned on the Escrow Fund, but if such amounts are unpaid, in whole or in part, the Escrow Agent shall be entitled to deduct such amounts from the Escrow Fund.

     9. ASSIGNMENT. No assignment of the rights of any party to this Agreement shall be valid and enforceable without the prior written consent of all of the parties hereto.

     10. SUCCESSOR ESCROW AGENT. Escrow Agent may resign at any time by giving written notice to the other parties hereto, whereupon such parties agree to immediately appoint a successor escrow agent. Until a successor escrow agent has been named and accepts its appointment or until another disposition of the Escrow Fund has been agreed upon by all parties hereto, Escrow Agent shall be discharged of all of its duties hereunder save to keep the Escrow Fund whole.

*      Such compensation not to exceed the sum of $1,000.00.
*      Such fees not to exceed the sum of $500.00.

     12. CONTROLLING LAW. The validity of this Agreement, the construction of its terms and the determination of the rights and duties of the parties hereto shall be governed by, and construed in accordance with, the laws of the State of Louisiana.


WITNESSES:                                  BRECHTEL ENERGY CORPORATION





                                          BY:


                        BURKS OIL & GAS PROPERTIES, INC.





                                          BY:

                                           RIO GRANDE OFFSHORE, LTD.
                                           BY ITS GENERAL PARTNER,
                           RIO GRANDE DRILLING COMPANY





                                           BY:


                        GULF SOUTH BANK AND TRUST COMPANY





                                           BY:

                          IRREVOCABLE POWER OF ATTORNEY
STATE OF LOUISIANA
PARISH OF ORLEANS

     KNOW ALL MEN BY THESE PRESENTS, THAT, the following undersigned parties:

         RHC  ASSOCIATES,   L.L.C.,  a  Louisiana  limited  liability   company,
represented by Peter P. Brechtel, Jr., whose mailing address is 19331 North 12th Street, Covington, Louisiana 70433;

         TEAM AMERICA, represented by John C. Wilshusen, President, whose mailing address is 5005 Laurel Street, Suite 112, Tampa, Florida 35607;

          DOUBLE H ENTERPRISES, INC., a Louisiana corporation, represented by Hank W. Helmer, President, whose mailing address is Post Office Box 1670, Gretna, Louisiana 70053;

         CIG EXPLORATION,  INC., a Louisiana corporation,  represented by Arthur
T. Cerniglia, President, whose mailing address is 5321 Janice Avenue, Kenner, Louisiana 70065;

         REVEILLE RESOURCES, INC., a Louisiana corporation, represented by Michael C. McKeogh, President, whose mailing address is 601 Poydras Street, Suite 2421, New Orleans, Louisiana 70130;

          DONALD H. BURKS, whose mailing address is 15318 Poplar Grove Drive, Houston, Texas 77068; and

         MARY CHASSAIGNAC BURKS, whose mailing address is 15318 Poplar Grove Drive, Houston, Texas 77068,

collectively, hereinafter referred to as "Principal" or "Principals," do hereby declare, make, constitute and appoint BRECHTEL ENERGY CORPORATION ("Agent") to be their true and lawful agent and attorney-in-fact, to act for them and in their name, place and stead, to execute a Purchase and Sale Agreement and to appear before any Notary Public and execute an Assignment, Bill of Sale and Conveyance assigning, conveying, granting and delivering unto RIO GRANDE
OFFSHORE, LTD., with special and limited warranty, all of each Principal's undivided right, title and interest in and to the Assets as described in that certain Letter of Intent (the Agreement") dated November 6, 1996 by and between Brechtel Energy Corporation and Rio Grande Offshore, Ltd., attached hereto as Exhibit "A," such conveyance to be for a price and on terms substantially the same as contained in said Agreement.

         The Principals further declare that they do hereby authorize the said Agent to incorporate in said instrument such terms, conditions and agreements as said Agent shall deem meet and proper in his own sole and uncontrolled direction, to sign all papers, documents and acts necessary in order to convey their interest in the above described property, to receive and receipt for the proceeds thereof and to do any and all things the said Agent, in his sole discretion, deems necessary or proper in connection therewith to carry out the intent and purpose of the Agreement.

         The Principals do further declare that they do hereby give and grant unto Agent, as their agent and attorney-in-fact, full and complete power to perform any and all acts necessary and proper in the premises as fully and with the same force and effect as the Principals were they personally present and acting for themselves, hereby ratifying and confirming all that such Agent shall lawfully do, or shall have lawfully done, in carrying out the purposes for which the powers herein described are hereby granted.

         Principals acknowledge and understand that Agent is undertaking this office for purposes of accommodation and convenience, only, in completing the transaction contemplated by the Agreement and, therefore, Agent shall have no liability or responsibility whatsoever respecting the transaction, its consummation, the results emanating therefrom or any financial consequences to any principal individually, including, without limitation, any federal, state or local tax consequences arising out of treatment of the contemplated transaction for tax purposes. Principals, furthermore, hereby indemnify and hold Agent harmless from any claim for loss, cause of action (even if brought by a member or members of the group of principals herein appearing) or damages occurring, directly or indirectly, as a result of the consummation or non-consummation of the contemplated transaction, including, without limitation, attorney fees, costs of court and expenses of expert witnesses incurred by Agent in defending such claims for loss or damage or other causes of action; provided, however, Principal's indemnification shall not be available to Agent where Agent has acted with gross negligence or wilful misconduct.

         This Irrevocable Power of Attorney may be executed in any number of counterpart instruments and shall be binding upon each party so executing. The signature and acknowledgment pages of such instruments may be combined into a single instrument for purposes of filing same in the public records.

         THIS DONE AND PASSED on the day of execution by each principal in the presence of the undersigned competent witnesses, but effective as of November 1, 1996.

WITNESSES:                                     RHC ASSOCIATES, L.L.C.


                                                BY:
                                              NAME:
                                             TITLE:
                                              DATE:

                                               TEAM AMERICA


                                                BY:
                             NAME: John C. Wilshusen
                                             TITLE: President
                                              DATE:

                                             ENTERPRISES, INC.



                                             BY:
                                           NAME: Hank W. Helmer
                                          TITLE: President
                                           DATE:


                                             CIG EXPLORATION, INC.


                                             BY:
                                           NAME: Arthur T. Cerniglia
                                          TITLE: President
                                           DATE:


                            REVEILLE RESOURCES, INC.


                                            BY:
                                          NAME: Michael C. McKeogh
                                         TITLE: President
                                          DATE:



                                            DONALD H. BURKS


                                             BY:
                                           NAME: Donald H. Burks
                                           DATE:



                                            MARY CHASSAIGNAC BURKS


                                             BY:
                          NAME: Mary Chassaignac Burks
                                           DATE:

STATE OF LOUISIANA

PARISH OF ____________

     On this day of November, 1996, before me personally appeared PETER P. BRECHTEL, JR. to me personally known, who, being by me duly sworn, did say that he is the representative of RHC ASSOCIATES, L.L.C. and that said instrument was signed of said corporation by authority of its Board of Directors and said Peter
P. Brechtel, Jr. acknowledged said instrument to be the free act and deed of said corporation.



                                                NOTARY PUBLIC


STATE OF LOUISIANA

PARISH OF _________________

     On this day of November, 1996, before me personally appeared HANK W. HELMER to me personally known, who, being by me duly sworn, did say that he is the President of DOUBLE H ENTERPRISES, INC. and that said instrument was signed of said corporation by authority of its Board of Directors and said Hank W. Helmer acknowledged said instrument to be the free act and deed of said corporation.



                                                 NOTARY PUBLIC

STATE OF LOUISIANA

PARISH OF __________________

     On this day of November, 1996, before me personally appeared ARTHUR T. CERNIGLIA to me personally known, who, being by me duly sworn, did say that he is the President of CIG EXPLORATION, INC. and that said instrument was signed of said corporation by authority of its Board of Directors and said Arthur T. Cerniglia acknowledged said instrument to be the free act and deed of said corporation.


                                                 NOTARY PUBLIC



STATE OF LOUISIANA

PARISH OF _________________

     On this day of November, 1996, before me personally appeared MICHAEL C. MCKEOGH to me personally known, who, being by me duly sworn, did say that he is the President of REVEILLE RESOURCES, INC. and that said instrument was signed of said corporation by authority of its Board of Directors and said Michael C. McKeogh acknowledged said instrument to be the free act and deed of said corporation.


                                                 NOTARY PUBLIC

STATE OF ___________

COUNTY OF ___________


     On this day of November, 1996, before me personally appeared JOHN C. WILSHUSEN to me personally known, who, being by me duly sworn, did say that he is the President of TEAM AMERICA and that this instrument was signed in behalf of said corporation by authority of its Board of Directors and said John C. Wilshusen acknowledged said instrument to be the free act and deed of said corporation.


                                  NOTARY PUBLIC

STATE OF TEXAS

COUNTY OF

     On this day of November, 1996, before me, the undersigned authority, personally came and appeared DONALD H. BURKS, to me known to be the person described in and who executed the foregoing instrument, and acknowledged that he executed the same as his free act and deed.



                                  NOTARY PUBLIC
STATE OF TEXAS

COUNTY OF

     On this day of November, 1996, before me, the undersigned authority, personally came and appeared MARY CHASSAIGNAC BURKS, to me known to be the person described in and who executed the foregoing instrument, and acknowledged that he executed the same as his free act and deed.


                                  NOTARY PUBLIC

                                   EXHIBIT "E"

                   Attached to, and made part of, that certain
                  Purchase and Sale Agreement dated November ,
                                   1996 by and
              between Brechtel Energy Corporation, Seller, and Rio
                          Grande Offshore, Ltd., Buyer.


     The following is stock on hand on a well-by-well basis at 7:00 A.M., November 1, 1996:

                                 BARRELS OF OIL

Cavenham Energy Resources #1                         517.70
Cavenham Energy Resources #2                         711.42
Cavenham Energy Resources #3                         544.42
Ragley Lumber Company #1                             646.29
Powell Lumber Company #1                             275.55
Crosby Land & Resources #1 (Long-String)             647.96
Crosby Land & Resources #1-D (Short-String)          401.64
Ragley Lumber Company #2
     (Formerly Ballard-Ragley #1)                    120.24
Tank Battery                                          20.00


TOTAL STOCK ON HAND AT 7:00 A.M.,

     NOVEMBER 1, 1996                                  3,885.22

AVERAGE PRICE OF OIL SOLD FOR OCTOBER                    25.038

DOLLAR VALUE OF STOCK ON HAND                            97,278.14

LESS SEVERANCE TAX AT 12.42%                            (12,081.94)

NET VALUE OF STOCK ON HAND                               85,196.20

NET REVENUE WORKING INTEREST                            .729122769

DOLLAR VALUE OF STOCK ON HAND

     ATTRIBUTABLE TO W.I.                               $62,118.49

                              LLC AUTHORITY TO SELL


     1. The undersigned hereby certify to RIO GRANDE OFFSHORE, LTD. ("Buyer") and to its successors and assigns, that:

          a. The undersigned are all the members of, and all the parties owning any interest in, RHC ASSOCIATES, L.L.C. ("L.L.C."), a limited liability company formed under the laws of the State of Louisiana.

          b. The principal office of the LLC is located at 19331 North 12th Street, Covington, Louisiana 70433.

          c. The Articles of Organization (the "Articles" ) of the LLC, dated January 24, 1996, and the Operating Agreement of the LLC, dated January 31, 1996, are in full force and effect and have not been amended or modified as of the date hereof.

          d.   The LLC's federal employer identification number is 72-1314351.

          e.   The LLC is composed of the following members:

                BRECHTEL ENERGY CORPORATION                          34.5284%
                19331 North 12th Street
                Covington, Louisiana  70433

                COASTAL ENERGY CORPORATION                 31.1233%
                Post Office Box 1670
                Gretna, Louisiana  70056

                MUD MOTORS, INC.                           10.0000%
                Post Office Box 1670
                Gretna, Louisiana  70056

                ATC PROPERTIES, INC.                        8.6321%
                19331 North 12th Street
                Covington, Louisiana  70433

                MILLER, PATRICK & ROWE, INC.                  7.1979%
                2439 Manhattan Boulevard, Suite 205
                Harvey, Louisiana  70058

                AFP EXPLORATION, INC.                         2.8794%
                3752 Lake Charles Drive
                Gretna, Louisiana  70056

                SUSAN BRECHTEL                                 2.8363%
                19331 North 12th Street
                Covington, Louisiana  70433

                RICHARD J. THIBODEAUX                          2.8026%
                3121 Plymouth Place
                New Orleans, Louisiana  70131

    2. The undersigned hereby authorize PETER P. BRECHTEL, JR. (the Managing Partner) for, and on behalf of, the LLC to sell, transfer and convey unto RIO GRANDE OFFSHORE, LTD., a Texas Limited Partnership, 10101 Reunion Place, Union Square, Suite 210, San Antonio, Texas 78216, in accordance with the terms and conditions of that certain Letter of Intent, dated November 6, 1996, as amended, and a mutually agreeable Purchase and Sale Agreement, all of the LLC's right, title and interest to the Assets as defined in said Letter of Intent; which authorization is permitted by, and effective under, applicable law, the Articles and Operating Agreement.

    3. In connection with the authority granted in Article 2, above, the Managing Partner may make, execute and deliver all acts and execute and deliver all instruments and other agreements deemed necessary or appropriate by the Managing Partner, from time to time, in order to carry out the purposes of this LLC Authority to Sell, including, without limitation, an Irrevocable Power of Attorney authorizing Brechtel Energy Corporation to act for, and on behalf of, the LLC in execution of a Purchase and Sale Agreement and a Conveyance, Assignment and Bill of Sale.

    4. The undersigned agree that this LLC Authority to Sell shall remain in full force and effect until the actual receipt by Buyer of a written notice of revocation or of a change signed by all of the members of the LLC. IN WITNESS WHEREOF, we have cause this agreement to be duly executed this day of November, 1996.


WITNESSES:                                BRECHTEL ENERGY CORPORATION



                                          By:
                                             PETER P. BRECHTEL, JR., PRESIDENT

                                       COASTAL ENERGY CORPORATION


                                       By:


                                       MUD MOTORS, INC.


                                       By:


                                       ATC PROPERTIES, INC.


                                       By:

                                       MILLER, PATRICK & ROWE, INC.


                                       By:


                                       AFP EXPLORATION, INC.


                                       By:





                                       SUSAN BRECHTEL




                                       RICHARD J. THIBODEAUX

STATE OF LOUISIANA
PARISH OF

     On this day of November, 1996, before me personally appeared PETER P. BRECHTEL, JR. to me personally known, who, being by me duly sworn, did say that he is the President of BRECHTEL ENERGY CORPORATION and that said instrument was signed on behalf of said corporation by authority of its Board of Directors and said Peter P. Brechtel, Jr. acknowledged said instrument to be the free act and deed of said corporation.




                                  NOTARY PUBLIC



STATE OF LOUISIANA
PARISH OF

     On this day of November, 1996, before me personally appeared to me personally known, who, being by me duly sworn, did say that he is the of COASTAL ENERGY CORPORATION and that said instrument was signed on behalf of said corporation by authority of its Board of Directors and said acknowledged said instrument to be the free act and deed of said corporation.




                                                       NOTARY PUBLIC

STATE OF LOUISIANA
PARISH OF

     On this day of November, 1996, before me personally appeared to me personally known, who, being by me duly sworn, did say that he is the of MUD MOTORS, INC. and that said instrument was signed on behalf of said corporation by authority of its Board of Directors and said acknowledged said instrument to be the free act and deed of said corporation.



                                  NOTARY PUBLIC

STATE OF LOUISIANA
PARISH OF

     On this day of November, 1996, before me personally appeared to me personally known, who, being by me duly sworn, did say that he is the of ATC PROPERTIES, INC. and that said instrument was signed on behalf of said corporation by authority of its Board of Directors and said acknowledged said instrument to be the free act and deed of said corporation.



                                  NOTARY PUBLIC

STATE OF LOUISIANA
PARISH OF

     On this day of November, 1996, before me personally appeared to me personally known, who, being by me duly sworn, did say that he is the of MILLER, PATRICK & ROWE, INC. and that said instrument was signed on behalf of said corporation by authority of its Board of Directors and said acknowledged said instrument to be the free act and deed of said corporation.




                                                NOTARY PUBLIC



STATE OF LOUISIANA
PARISH OF

     On this day of November, 1996, before me personally appeared to me personally known, who, being by me duly sworn, did say that he is the of AFP EXPLORATION, INC. and that said instrument was signed on behalf of said corporation by authority of its Board of Directors and said acknowledged said instrument to be the free act and deed of said corporation.




                                                NOTARY PUBLIC

STATE OF LOUISIANA
PARISH OF

     On this day of November, 1996, before me, the undersigned authority, personally came and appeared SUSAN BRECHTEL, to me known to be the person described in and who executed the foregoing instrument, and acknowledged that he executed the same as his free act and deed.


                                                NOTARY PUBLIC

STATE OF LOUISIANA
PARISH OF

     On this day of November, 1996, before me, the undersigned authority, personally came and appeared RICHARD J. THIBODEAUX, to me known to be the person described in and who executed the foregoing instrument, and acknowledged that he executed the same as his free act and deed.


                                                NOTARY PUBLIC