Form 10QSB/A
period 1996-10-31
RIO GRANDE INC /DE/
filed 1996-12-18
CIK 352964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-QSB/A

(Mark One)

  [root]          QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
---------
                     OF THE  SECURITIES  EXCHANGE ACT OF 1934 For the  quarterly period ended October 31, 1996

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

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The accompanying Index to Exhibits on page E-1 and E-2 are amended to reflect the inclusion of Exhibit 27 Financial Data Schedule on the Index to Exhibits.

         The actual Exhibit 27 was included in the original filing of Form 10-QSB for the quarterly period ended October 31, 1996.

          The page numbers on Exhibit 10(i) and Exhibit 10(j) have been corrected and the Exhibits are included herein.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                RIO GRANDE, INC.



Date:    December 13, 1996             By:   /s/ Guy R. Buschman
                                           ----------------------
                                          Guy R. Buschman, President



Date:    December 13, 1996             By:   /s/ Gary Scheele
                                          -------------------
                                          Gary Scheele, Secretary and Treasurer
                                          (principal financial officer)

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

4(g) Consents   to  Proposed   Transactions   by  the  Holders  to  the  Company
     (incorporated herein by reference from March 26, 1996 Form 8-K).

4(h) Amendment  to  Warrant   Agreement   among  the  Company  and  the  Holders
     (incorporated herein by reference from March 26, 1996 Form 8-K).

10(a)Asset Purchase Agreement dated June 26, 1992 by and between SHV Oil and Gas
     Company and Rio Grande Drilling Company (incorporated herein by reference from July 31, 1992 Form 10-Q).

10(b)Agreement  of  Limited  Partnership  dated  June 25,  1992  for Rio  Grande
     Offshore, Ltd. between Rio Grande Drilling Company, Robert A. Buschman, H. Wayne Hightower and H. W. Hightower, Jr. (incorporated herein by reference from July 31, 1992 Form 10-Q).

10(c)Loan Agreement by and between International Bank of Commerce and Rio Grande
     Drilling Company dated June 26, 1992 (incorporated herein by reference from July 31, 1992 Form 10-Q)

10(d)Purchase  and  Sale  Agreement  dated  May  24,  1995,   between   Newfield
     Exploration Company and Rio Grande Offshore, Ltd. for the sale of Ewing Bank Blocks 947/903 and Ship Shoal Block 356 at a sales price of $1,200,000 (incorporated by reference from July 31, 1995 Form 10-QSB).

10(e)Consulting  Agreement  dated August 10, 1995,  between Hobby A. Abshier and
     Rio  Grande,  Inc.  (incorporated  by  reference  from  July 31,  1995 Form
     10-QSB).

10(f)Closing  Agreement  between  Fortune   Petroleum   Corporation,   Pendragon
     Resources, L.L.C. and Rio Grande Offshore, Ltd. dated March 6, 1996 for the acquisition of South Timbalier Block 76 (incorporated by reference from March 26, 1996 Form 8-K).

10(g)Loan Agreement between Comerica Bank-Texas, Rio Grande, Inc. and Rio Grande
     Drilling Company dated March 8, 1996 for a senior credit facility of $10,000,000 (incorporated herein by reference from March 26, 1996 Form 8-K).

10(h)Purchase and Sale  Agreement  between Belle Oil, Inc.,  Belle  Exploration,
     Inc., Louisiana Well Service Co., Alton J. Ogden, Jr., Alton J. Ogden, Sr., Jeff L. Burkhalter and Rio Grande Offshore, Ltd. (incorporated herein by reference from April 29, 1996 Form 8-K).

10(i)Engagement letter between Reid Investment  Corporation and Rio Grande, Inc.
     dated August 28, 1996, as exclusive agent to sell equity in Rio Grande, Inc. (E-3)

10(j)Purchase and Sale Agreement between Brechtel Energy Corporation,  et al and
     Rio Grande Offshore, Ltd. dated November 20, 1996 for the acquisition of oil and gas properties located in the Righthand Creek Field, Allen Parish, Louisiana. (E-7)

27.  Financial Data Schedule (E-85).

99(a)Private   Offering   Memorandum  of  the  Company  dated  August  27,  1995
     (incorporated herein by reference from October 31, 1995 Form 10-QSB)

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



                           Reid Securities Corporation
 5956 Sherry Lane*Suite 190l*Dallas, Texas 75225*214/739-8900*Fax 214/739-5420

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

                      In lieu of the requirement to drill one of the two wells, as specified above, Buyer shall have the option to re-enter and attempt the testing of the Wilcox "B" Sand, as found between the depths of 11,032 feet and 11,102 feet on the electric log in the existing Magnolia-Ragley No. 1 Well located in Section 29, T5S,R7W, Allen Parish, Louisiana. If attempted, such operation shall be commenced within said twelve (12) month period and conducted by Buyer with all due care and diligence to test the Wilcox "B" Sand as found in the said well or a sidetrack thereof. In the event that due to mechanical or equipment failures or adverse downhole conditions which make the re-entry operation or a sidetrack operation unjustified and the objective of testing the Wilcox "B" Sand is not met, Buyer may cease such operation and still satisfy the drilling requirement of this provision by commencing drilling operations ("spudding-in") on another well within ninety
                      (90) days of such cessation of operations and continuing such operations in the same manner required hereinabove. For purposes of this provision, commencement of re-entry operations shall mean that point in time when a rig capable of conducting such re-entry operation is moved on the location of said Magnolia-Ragley No. 1 Well and such re-entry operation is prosecuted with all due care and diligence.

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

                      such option to become effective upon "Project Payout" and to continue in effect until each such electing Seller has received such Seller's proportionate share of the 7MM Payout, defined below, attributable to such working interest as set forth below. The "Project Payout" shall occur when Buyer has received from the proceeds of production from the wells on the Undeveloped Acreage, a sum equal to all of Buyer's Recoverable Costs and Expenses incurred prior to date Project Payout first occurs. Buyer shall provide each Seller with quarterly statements showing the status of Project Payout, and upon attaining Project Payout, Buyer shall promptly provide each Seller with written notification thereof, via certified mail, and each Seller shall have thirty (30) days after receipt of such written notification within which to notify Buyer of such Seller's election to assume such proportionate share of an undivided twenty (20%) working interest in such wells. Failure of a Seller to notify Buyer of such election shall constitute an election not be assume such Seller's proportionate share of said working interest. Recoverable Costs and Expenses shall include all actual costs of drilling, completing, re-completing, equipping, maintaining, connecting, producing and operating the wells located on the Undeveloped Assets, specifically including the actual costs to Buyer of conducting and interpreting a 3-D seismic reasonably necessary to evaluate the Assets, should Buyer conduct such seismic survey, as well as all ad valorem taxes burdening the working interests and all severance taxes, production taxes, royalties and overriding royalties, in existence on the date of Closing and described on said Exhibit "B" which burden or are chargeable to such interests or the production of proceeds therefrom. Operating costs shall be determined as set forth in that certain currently applicable Joint Operating Agreement ("JOA"), dated January 20, 1993 by and between Brechtel Energy Corporation, Operator, and Team America, et al, Non- Operator; provided, however, that at Closing Rio Grande Drilling Company shall become Operator under such JOA, and Buyer shall be included as an additional party. However, with respect to this Article 2.03(e), no non-consent penalties shall be included in the Recoverable Costs and Expenses. After the occurrence of Project Payout, the each party's proportionate undivided working interest shall be subject to such JOA, including the non-consent penalties on a well by well basis. Each electing Seller's proportionate share of such 20% working interest shall automatically revert to Buyer on the date when such electing Seller has recovered from the proceeds of production sales derived from the subject wells (net of revocable costs and expenses paid by such Seller after Project Payout) of such Seller's proportionate share of the sum of Seven Million Dollars ($7,000,000.00) (the "7MM Payout"). If any electing Seller should make a non-consent election for any operation under the JOA, neither the proceeds nor the costs and expenses associated with the applicable non-consent penalty shall be applied toward the 7MM Payout for such Seller's interest.

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

                      (b) With respect to any well drilled pursuant to the provisions of this Article 2.03 prior to Project Payout, as to which Buyer elects not to set production casing, the Operator shall provide each Seller with notice of such election, as provided in the JOA, and each Seller shall have a period of forty-eight (48) hours after receipt of such written notification within which to elect to make a completion attempt on such well at those electing Sellers' sole cost, risk and expense pursuant to the provisions of Article
                                VI.6 of the JOA, as modified by this subparagraph. Likewise, if Seller's completion attempt is unsuccessful, Seller shall also plug and abandon such well at Seller's sole cost, risk and expense. If Seller's completion attempt results in a well capable of producing in commercial quantities, Seller shall be entitled to receive all proceeds derived from the sale of all production from said well until Seller has recovered, out of such proceeds, three hundred (300%) percent of all of Seller's costs and expenses of drilling, completing, equipping and operating said well to point of "payout." At payout, Buyer shall have the right to assume a fifty (50%) percent working interest in such well and thereafter all costs and benefits attributable to the working interest in such well shall be shared: Seller, fifty (50%) percent and Buyer fifty (50%) percent, and all subsequent operations on such well shall be governed by the JOA. Any proceeds received from the sale of production derived from any well operated by Seller under this article shall not act to reduce the additional consideration due Seller after Project Payout; provided however,
                                (i) each Seller's right of election following Project Payout shall be applicable to the
                                Buyer's   fifty   (50%)   percent   reversionary
                                interest in any well completed by Seller pursuant to this article; (ii) Buyer's actual costs paid in connection with Buyer's working interest in such well shall be included in the calculation of Project Payout; and (iii) the proceeds derived from the sale of production attributable to that portion of Buyer's working interest in such well which is acquired by Seller after Project Payout occurs (up to 10% of 8/8ths thereof) shall be included in the calculation of the 7MM Payout.

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

              (c) In the event that Closing does not occur and such failure to close is a result of the occurrence of any one or more of the exceptions to non- refundability set forth in subparagraph (b), Seller shall promptly instruct the Escrow Agent to immediately pay the Escrow Fund to Buyer, plus all interest accruing thereto.

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

     8.02 Buyer's Conditions Precedent. The obligation of Buyer to consummate the transactions contemplated by this Agreement is subject to each of the following conditions precedent:

               (a) Seller shall have performed and complied with all termsof this Agreement required to be performed by, or complied with, by Seller prior to Closing.

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


SELLER:                                                 BUYER:


BRECHTEL ENERGY CORPORATION                             RIO GRANDE OFFSHORE,
INDIVIDUALLY AND AS AGENT                               LTD.
AND ATTORNEY-IN-FACT
                                                        BY:  RIO GRANDE DRILLING
                                                        COMPANY, GENERAL PARTNER




By:                                                     By:
       PETER P. BRECHTEL, JR.                              GUY BOB BUSCHMAN
       PRESIDENT                                           PRESIDENT




































Signature Page to that certain Purchase and Sale Agreement dated , 1996 by and between Brechtel Energy Corporation and Rio Grande Offshore, Ltd.

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

                                   EXHIBIT "A" (Page 2 of 2)


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

                                   EXHIBIT "B" (Page 1 of 2)


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

                                   EXHIBIT "B" (Page 2 of 2)


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

                    Kaiser (Sceptre) reserved an ORRI equal to the difference between 26.5% and the total burdens affecting this tract with an option to convert the ORRI to a 25% WI- APO proportionate to its ownership in the tract equity.


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

                                   WITNESSETH:

         WHEREAS, the Principal has agreed to establish an escrow account with Escrow Agent on the terms and conditions set forth herein, and Escrow Agent has agreed to the terms hereof:

         NOW, THEREFORE, in consideration of the premises herein, the parties hereto agree as follows:

     1. ESTABLISHMENT OF ESCROW FUND. The Principal shall deliver to sum of Two Hundred Fifty-Five Thousand and No/100 ($255,000.00) Dollars allocated as between BEC and Burks as follows: BEC $250,000.00, Burks $5,000.00 (hereinafter referred to collectively as the "Escrow Fund"). The Escrow Agent shall administer the Escrow Fund under these special terms and conditions: See Exhibit "A," attached hereto and made part hereof for all purposes.

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