Form 10KSB
period 1997-01-31
RIO GRANDE INC /DE/
filed 1997-05-16
CIK 352964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

  [root]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 ----------
                        OF THE SECURITIES EXCHANGE ACT OF
                         1934 For the Fiscal Year Ended
                                January 31, 1997
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From............. to.......................
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

         Registrant's Telephone Number Including Area Code: 210-308-8000
           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
                None                                    None

           Securities Registered Pursuant to Section 12(g) of the Act:

            Title of each class: Class A Common Stock, $.01 par value
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [root] No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [[root]]

Total revenues for the year ended January 31, 1997 were $5,337,593.

At March 31, 1997, there were 5,760,987 shares of the registrant's common stock outstanding. Of this amount, 1,583,945 shares were held by non-affiliates. There has been no established market for the Registrant's common stock since the end of 1985.

                       DOCUMENTS INCORPORATED BY REFERENCE
                   Document                                    Form 10-K Part
   Portions of the Proxy Statement for the Annual Meeting         Part III
   of Stockholders to be held July 1, 1997

                                     PART I

Item 1.

General

         Rio Grande, Inc. (the "Company"), which hereinafter in general refers to Rio Grande, Inc., its subsidiaries and affiliates, is a Delaware corporation originally formed as a Texas corporation in 1978. The Company is engaged in the acquisition, production, development, exploration, and sale of oil and gas properties located in Texas, Oklahoma, onshore and offshore Louisiana, Michigan, Mississippi, Montana, and Wyoming.

         Rio Grande Drilling Company ("Drilling"), a Texas corporation and wholly-owned subsidiary of the Company, as general partner, formed a Texas limited partnership, Rio Grande Offshore, Ltd. ("Offshore") in June 1992, in which Drilling retained an 80% ownership interest. In August 1994, Rio Grande Desert Oil Company ("Desert"), a Nevada corporation and wholly-owned subsidiary of Drilling, was formed and Drilling conveyed to Desert a 40% partnership interest in Offshore. Desert became a limited partner in Offshore, ultimately owning a 79% limited partnership interest. Drilling remained as the general partner of Offshore with a 1% general partnership interest. Substantially all of the leasehold interests owned by the Company as of January 31, 1996 were held through Offshore with Drilling as the 1% general partner and the limited partners being as follows: Desert, with a 79% limited partnership interest; Robert A. Buschman ("Buschman"), Chairman of the Board and stockholder of the Company, with a 10% limited partnership interest; and H. Wayne Hightower and H. Wayne Hightower, Jr. (collectively, "Hightowers") with 7% and 3% limited partnership interests, respectively.

         In September 1995, the Company concluded a private offering of 11.50% subordinated notes ("Notes") in the principal amount of $2 million and issued warrants to the holders of the Notes ("Holders") which provided for the purchase of 1,388,160 shares of Class A Common Stock, par value $.01 per share, of the Company at an initial exercise price of $0.40 per share, subject to adjustment under certain circumstances. In connection with the modifications and amendments to the Notes discussed below, the warrant exercise price was reduced to $0.20 per share. The Notes were issued primarily to finance development and production enhancements to certain oil and gas properties owned and operated by the Company.

         In March 1996, the Company entered into a commitment letter with a new lender to replace the Company's then existing bank indebtedness of approximately $1.6 million. The commitment letter required that the Company obtain certain modifications and amendments from the Holders before the new credit facility could be concluded. Such consents and amendments, including restructuring the payment terms of the Notes, were approved by the Holders on March 8, 1996, at which time the Company executed the loan agreement which provided a new senior credit facility ("Senior Credit Facility") in an aggregate principal amount of up to $10 million, subject to limitations on availability as a result of the borrowing base determination ("Borrowing Base").

         The Company also obtained the consent of the Holders to restructure Offshore in order to permit the Company to realize certain efficiencies through the proportionate allocation of working interest expenses and overhead to the then existing minority limited partners of Offshore. As a result of the restructuring, Buschman and the Hightowers became proportionate individual working interest owners of the onshore oil and gas properties previously owned by them through their proportionate limited partnership interests in Offshore. The offshore oil and gas properties held by Offshore were conveyed into a new Texas limited partnership, Rio Grande GulfMex, Ltd. ("GulfMex"), which holds the same beneficial ownership in the pre-existing offshore oil and gas properties as

Offshore held prior to the restructuring. Offshore is the sole general partner of GulfMex. The partnership agreement for GulfMex is substantially the same as the existing Offshore partnership agreement.

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

         As a result of the Company's 80% indirect ownership interest, GulfMex's financial statements are consolidated with the Company's financial statements prepared as of January 31, 1997. The minority interests of Buschman and the Hightowers in GulfMex are set forth separately in the balance sheet and the statement of operations of the Company. The consolidated statement of operations for the year ended January 31, 1996 has been reclassified to conform with the current fiscal year statement of operations to provide for a more meaningful comparison of the results of operations for the fiscal year ended January 31, 1997.

Acquisition Summary

         From June 1992 to January 1996, Offshore has acquired operated and non-operated oil and gas leasehold interests with total estimated remaining proved reserves of 2,802 mbbls oil and 14 bcf of natural gas as of the effective dates of acquisition. In July 1994, Offshore acquired additional operating oil and gas leasehold interests with net total estimated remaining proved reserves of 383 mbbls and 2 bcf natural gas as of the effective dates of acquisition. These operated oil and gas properties, in which Offshore is the principal working interest owner, are located primarily in Jack and Young Counties in North Texas and Tom Green County in West Texas.

         During the year ended January 31, 1997, Offshore made four significant acquisitions of producing oil and gas properties. On March 11, 1996, Offshore acquired for $900,000, a 3.125% leasehold interest in a non- operated producing federal oil and gas lease and platform located offshore Louisiana ("Block 76"). Subsequently, in July 1996, Offshore acquired an additional 1.041667% leasehold interest in the same property for $270,000. This acquisition increased Offshore's net total estimated remaining proved reserves by approximately 1.2 bcf natural gas and 80,000 bbls of condensate as of the effective date of acquisition. Although this acquisition is an interest in one offshore well and presents a greater degree of risk than the acquisition of multiple wells, management believes the cash flow anticipated from the well, if sustained, provides for a fast payout of the acquisition costs and could provide for significant cash flows thereafter.

         On March 26, 1996, Offshore acquired various leasehold interests in three gas wells located in Wheeler County, Texas ("Wheeler County") for a net purchase price of $370,500. The total estimated remaining net proved reserves acquired effective with this acquisition were approximately 3 mbbls oil and condensate and 868 mmcf natural gas. Drilling operates these gas wells. Buschman and the Hightowers exercised their right under the area of mutual interest agreement by purchasing their proportionate 20% working interests in these leaseholds.

         In April 1996, Offshore acquired various leasehold interests in 31 oil wells located in Mississippi and Louisiana ("Belle") for a net purchase price of approximately $2.8 million, which includes 23 wells operated by Drilling. The total estimated remaining net proved reserves effective with this acquisition were approximately 1,110 mbbls oil and condensate.

         On January 16, 1997, Offshore completed the acquisition of producing oil and gas properties in the Righthand Creek Field ("Righthand Creek") located in Allen Parish, Louisiana. The effective date of the Righthand Creek acquisition was November 1, 1996. The acquisition price for Righthand Creek was approximately $15.3 million for total estimated remaining proved producing reserves as of the effective date of approximately 2 million bbls of oil and 2 bcf natural gas net to Offshore's interest. The acquisition price is subject to adjustment under certain circumstances as described below. Due to timing of closing the acquisition, the revenues and related lease operating expenses for November 1996 through January 1997 have been recorded as an adjustment to the acquisition price. The acquired properties have recently produced approximately 400 bbls of oil and 500 mcf natural gas per day net to Offshore's interest. Drilling is the operator for the Righthand Creek wells.

         The Righthand Creek acquisition was funded in part by borrowings of approximately $9 million from the Senior Credit Facility and in part by approximately $6 million from the proceeds of the $10 million Koch Private Placement described herein.

         The Righthand Creek acquisition agreement provides that Offshore will conduct certain drilling operations on undeveloped leasehold acreage within twelve months of the closing date. Offshore must commence the drilling of two additional wells within twelve months of closing to test the Wilcox "B" Sand; however, Offshore does have the option to re-enter one existing well located on the undeveloped acreage which would count as one of the required wells. In the event that Offshore fails to drill either of the required wells to the Wilcox "B" formation, the seller has the right to require Offshore to convey to the seller a working interest in the unearned acreage.

         In connection with Offshore's requirement to develop the undeveloped leasehold acreage, the sellers have the option to obtain a working interest ranging from 10 to 20 percent in all new wells completed, effective upon Offshore obtaining project payout ("Project Payout"). Project Payout will occur when Offshore has received proceeds from production of the wells drilled in the amount equal to all actual costs of drilling, completing, re-completing, equipping, maintaining, producing and operating the new wells. If the sellers exercise their options in their entirety, the sellers' working interest will remain in effect until the sellers have recovered the sum of $7 million out of their proportionate shares of proceeds from production sales, net of recoverable costs and expenses proportionate to their working interests in the wells drilled. The working interests obtained by the sellers as described above would then revert back to Offshore.

         On March 10, 1997, Offshore entered into a participation agreement ("Mortimer Agreement") with Mortimer Exploration Company ("Mortimer") which provides for Offshore to assume a 38% participation in all costs associated with certain exploration prospects that Mortimer identifies and presents to Offshore effective from January 1, 1997. These costs include overhead incurred by Mortimer in developing prospects, as well as any seismic and lease acquisitions. In connection with the Mortimer Agreement, Offshore has committed to participate in drilling at least two wells, which will be identified within a prospect area from Beauregard Parish, Louisiana to Montgomery County, Texas. A drillable prospect, as defined by the Mortimer Agreement, is any single prospect in the prospect area where the drainage area is sufficient to provide estimated reserves of at least 200,000 bbls oil equivalent. The Mortimer Agreement has budgeted approximately $1.1 million for this venture, approximately $420,000 allocable to Offshore's interest. The Mortimer Agreement has an initial term of four months from March 10, 1997, but can be extended for additional six month periods by providing thirty days written notice prior to the expiration of the original term, or any extension thereof, of the contract.

         It is the Company's intention to continue focusing its efforts on acquiring oil and gas production for the account of Offshore. The Company expects to make its own geological and geophysical evaluations of potential oil and gas property acquisitions. The Company's criteria for potential acquisitions include, but are not limited to, operated properties having what management believes are attractive exploration and development potentials

Private Placement

         In August 1996, the Company engaged Reid Securities Corporation ("Reid") as its exclusive agent to assist the Company in effectuating the sales of equity in the Company by means of private placement to institutional investors. On January 15, 1997, the Company filed a Certificate of Designation, Preferences and Rights of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock ("Certificate") with the Secretary of State, Delaware. The Certificate amended the Company's Certificate of Incorporation to establish three new series of preferred stock consisting of 700,000 shares of Series A Preferred Stock, 500,000 shares of Series B Preferred Stock, and 500,000 shares of Series C Preferred Stock, each having a par value of $.01 per share. The remaining 1,300,000 preferred shares of the Company's 3,000,000 total shares authorized preferred stock remains undesignated. The Certificate provides for the rights, preferences, powers, restrictions and limitations of the respective series of preferred stock.

         On January 16, 1997, contemporaneously with the Righthand Creek acquisition, the Company and Koch Exploration Company ("Koch"), an affiliate of Koch Industries, Inc., concluded a $10 million private placement ("Koch Private Placement") in which Koch acquired 500,000 shares of Series A Preferred Stock for $5 million and 500,000 shares of Series B Preferred Stock for $5 million. The Koch Private Placement provides Koch the right and option to purchase up to an additional 200,000 shares of Series A Preferred Stock at the face value of $10 per share of Series A Preferred Stock at any time after January 16, 1999 but on or before January 16, 2000. The option may be exercised in whole or part. The Koch Private Placement also provides for a financing right of first refusal, which requires the Company to give Koch written notice of any intention of the Company to issue new securities describing the amount of funds the Company wishes to raise, the type of new securities to be issued, the price and general terms. Under the Agreement, Koch has 15 days from the date of receipt of such notice to agree to purchase all or part of such new securities. For a more detailed discussion of the Koch Private Placement, see Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In connection with the Koch Private Placement and the Righthand Creek acquisition, the Company and Drilling executed the First Amendment to Loan Agreement ("First Amendment") with its existing senior lender which provided for the increase of the Senior Credit Facility to $50 million and the increase of the Borrowing Base on that date to approximately $17 million. The First Amendment also provided for extending the maturity date of the Senior Credit Facility to February 1, 2000. The Borrowing Base is subject to monthly reductions of $333,000 beginning April 1, 1997 until maturity or the next determination of the Borrowing Base. The Borrowing Base is approximately $16.5 million at April 30, 1997 and shall continue to be reduced until February 1, 1998; however, the Company may, at its sole expense, request a redetermination prior to February 1, 1998.

Risks Associated with the Company's Business

         The Company is engaged in the acquisition, production, development, exploration and sale of oil and gas properties and the marketing of oil, natural gas and related hydrocarbons produced from those properties. There are a variety of risks associated with the business of the Company, including, without limitation, those set forth below.

         Exploration, Production and Acquisition Risks. The business of acquiring producing oil and gas properties is an inherently speculative activity that involves a high degree of business and financial risk. Property acquisition decisions generally are based on various assumptions and subjective judgments relating to achievable production and price levels which are inherently uncertain and unpredictable. Although available geological and geophysical information can provide information on the potential for previously overlooked or untested formations, it is impossible to determine accurately the ultimate production potential, if any, of a particular well. Actual oil and gas production may vary considerably from anticipated results. Moreover, the acquisition of a property or the successful recompletion of an oil or gas well does not assure a profit on the investment or return of the cost thereof. There can be no assurance that the Company will succeed in its efforts to acquire additional older oil and gas wells or in its development efforts aimed at increasing or restoring production from either currently owned or acquired wells. If the Company over-estimates the potential oil and gas reserves of a property to be acquired, or if its subsequent operations on the property are unsuccessful, the acquisition of the property could result in losses to the Company. Except to the extent that the Company acquires additional recoverable reserves or conducts successful exploration and development programs on its existing properties, the proved reserves of the Company will decline over time as they are produced. There can be no assurances that the Company will be able to increase or replace reserves through acquisitions, exploration and development or that recent production levels can be sustained or increased.

         Access to Working Capital. The oil and gas industry is capital intensive. Depending upon the production levels of the Company's oil and gas properties and the prices received for products produced, the Company may need additional financing to continue acquisition and development of producing oil and gas properties. Such financing may consist of bank or other commercial debt, forward sales of production, debt securities, equity securities or any combination thereof. The Company presently has no commitment for additional financing and there can be no assurance that the Company will be successful in obtaining financing when required. The Company's ability to meet its financial requirements under the terms of the Senior Credit Facility and the Koch Private Placement is dependent upon the deliverability and price received for products produced. If the Company is unable to obtain additional financing when needed, it would consider, among other alternatives, sale of certain of its leasehold interests for additional capital, the curtailment of property acquisitions or development activities until internally generated funds become available, or other strategic alternatives in an effort to meet its financial requirements.

         Estimates of Oil and Gas Reserves. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and cash flows attributable to such reserves, including factors beyond the control of the Company and its engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to such reserves, is a function of the available data, assumptions regarding future oil and gas prices, the amount of expenditures for future development and exploitation activities, and the quality of engineering and geological interpretation and judgment. Oil and gas reserves and the related future cash flows may be subject to material downward or upward revisions, based upon production history, development and exploration activities and prices of oil and gas. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and the value of cash flows from such reserves may vary significantly.

         Price Risks. In addition to production levels, the Company's revenues, profitability, cash flow, future growth and the carrying value of its oil and gas properties are affected by changes in oil and gas prices. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on acceptable terms is substantially dependent upon such prices. Prices for oil and gas are subject to large fluctuations in response to changes in supply, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the national economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the supply of foreign oil and gas, the price of foreign imports and the availability of alternate fuel sources. Decreases in the prices of oil and gas have had and could continue to have an adverse effect on the carrying value of the Company's proved reserves, borrowing capacity, revenues, profitability, and cash flow.

         Volatile oil and gas prices also make it difficult to estimate the value of producing properties for acquisition as well as budget for and project the return on development projects. Volatile prices often cause disruption in the market for oil and gas producing properties as buyers and sellers have difficulty agreeing on the value of properties.

         Effective February 1, 1997, Offshore's contract marketing agent entered into a one year sales contract with an independent oil purchaser to deliver up to an average of 650 bbl crude oil daily in Righthand Creek. The sales contract provides for a floor price of $20 per bbl and a ceiling price of $23.45 per bbl crude oil delivered from Righthand Creek. The price determination for the crude oil is based on the posted price of Louisiana Sweet Crude at St. James, Louisiana ("LLS") plus a posting bonus of $1.50 per bbl ("Bonus"). Under the terms of the sales contract, there is no penalty for under delivery of oil from Righthand Creek unless the LLS plus Bonus exceeds $23.45 per bbl. If the penalty clause is invoked, the amount of penalty due would be computed as follows: the sum of 650 bbl daily crude oil contracted times the number of days in the month less the actual barrels delivered times the difference between LLS plus Bonus less $23.45. Although the Righthand Creek wells are currently producing less than the 650 bbl daily crude oil requirement, the LLS plus Bonus has been less than $23.45 per bbl.

         Competition. The oil and gas industry is highly competitive. The Company's competitors include major integrated oil companies, substantial independent energy companies, affiliates of major interstate pipelines and national and local gas gatherers. Many such competitors are larger and have substantially greater financial resources than the Company. The market for acquisition of existing oil and gas properties is particularly competitive, and no assurance can be provided that acquisitions of additional properties, if successfully identified, can be concluded on favorable economic terms.

         Markets. The Company's ability to market oil and gas from its wells depends upon numerous factors beyond its control, including the extent of domestic production and imports of oil and gas, the proximity of the Company's gas production to gas pipelines, the availability of capacity in pipelines, the demand for oil and gas by utilities and other end users, the effects of inclement weather, state and federal regulation of oil and gas production, and federal regulation of gas sold or transported in interstate commerce. There is no assurance that the Company will be able to market all of the oil or gas produced by it or that favorable prices can be obtained for the oil and gas produced.

         Regulations of Oil and Gas Producing Activity. The Company's operations are affected from time to time in varying degrees by political developments and federal, state, provincial and local laws and regulations. In particular, oil and gas production operations and economics are, or in the past have been, affected by price controls, taxes, conservation, safety, environmental and other laws relating to the petroleum industry, by changes in such laws and by constantly changing administrative regulations.

         Price Regulations. In the recent past, maximum selling prices for certain categories of crude oil, natural gas, condensate and NGLs were subject to federal regulation. In 1981, all federal price controls over sales of crude oil, condensate and NGLs were lifted. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") deregulated natural gas prices for all "first sales" of natural gas, which includes all sales by the Company of its own production. As a result, all sales of the Company's domestically produced crude oil, natural gas, condensate and NGLs may be sold at market prices, unless otherwise committed by contract.

         Natural Gas Regulation. Historically, interstate pipeline companies generally acted as wholesale merchants by purchasing natural gas from producers and reselling the gas to local distribution companies and large end users. Commencing in late 1985, the Federal Energy Regulatory Commission ("FERC") issued a series of orders that have had a major impact on interstate natural gas pipeline operations, services, and rates, and thus have significantly altered the marketing and price of natural gas. The FERC's key rule making action, order No. 636 ("Order 636"), issued in April 1992, required each interstate pipeline to, among other things, "unbundle" its traditional bundled sales services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and standby sales and gas balancing services), and to adopt a new ratemaking methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes natural gas sales as a merchant, it does so pursuant to private contracts in direct competition with all of the sellers, such as the Company; however, pipeline companies and their affiliates were not required to remain "merchants" of natural gas, and most of the interstate pipeline companies have become "transporters only." In subsequent orders, the FERC largely affirmed the major features of Order 636 and denied a stay of the implementation of the new rules pending judicial review. By the end of 1994, the FERC had concluded the Order 636 restructuring proceedings, and, in general accepted rate filings implementing Order 636 on every major interstate pipeline. However, even though the implementation of Order 636 on individual interstate pipelines is essentially complete, many of the individual pipeline restructuring proceedings, as well as Order 636 itself and the regulations promulgated thereunder, are subject to pending appellate review and could possibly be changed as a result of future court orders. The Company cannot predict whether the FERC's orders will be affirmed on appeal or what the effects will be on its business.

         In recent years the FERC has pursued a number of other important policy initiatives which could significantly affect the marketing of natural gas. Some of the more notable of these regulatory initiatives include (i) a series of orders in individual pipeline proceedings articulating a policy of generally approving the voluntary divestiture of interstate pipeline owned gathering facilities by interstate pipelines to their affiliates (the so-called "spin down" of previously regulated gathering facilities to the pipeline's nonregulated affiliates), (ii) the completion of rule-making involving the regulation of pipelines with marketing affiliates under Order No. 497, (iii) the FERC's ongoing efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange, (iv) a generic inquiry into the pricing of interstate pipeline capacity, (v) efforts to refine the FERC's regulations controlling operation of the secondary market for released pipeline capacity, and (vi) a policy statement regarding market based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as, "spin downs," may have the adverse effect of increasing the cost of doing business on some in the industry as a result of the monopolization of those facilities by their new, unregulated owners. The FERC has attempted to address some of these concerns in its orders authorizing such "spin downs," but it remains to be seen what effect these activities will have on access to markets and the cost to do business. As to all of these recent FERC initiatives, the ongoing, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the Company's business.

         Recent orders of the FERC have been more liberal in their reliance upon traditional tests for determining what facilities are "gathering" and therefore exempt from federal regulatory control. In many instances, what was once classified as "transmission" may now be classified as "gathering." The Company transports certain of its natural gas through gathering facilities owned by others, including interstate pipelines, under existing long term contractual arrangements. With respect to item (i) in the preceding paragraph, on May 27, 1994, the FERC issued orders in the context of the "spin off" or "spin down" of interstate pipeline owned gathering facilities. A "spin off" is a FERC-approved sale of such facilities to a non-affiliate. A "spin down" is the transfer by the interstate pipeline of its gathering facilities to an affiliate. A number of spin offs and spin downs have been approved by the FERC and implemented. The FERC held that it retains jurisdiction over gathering provided by interstate pipelines, but that is generally does not have jurisdiction over pipeline gathering affiliates, except in the event of affiliate abuse (such as actions by the affiliate undermining open and nondiscriminatory access to the interstate pipeline). These orders require nondiscriminatory access for all sources of supply and prohibit the trying of pipeline transportation service to any service provided by the pipeline's gathering affiliate. On November 30, 1994, the FERC issued a series of rehearing orders largely affirming the May 27, 1994 orders. The FERC now requires interstate pipelines to not only seek authority under
Section 7(b) of the Natural Gas Act of 1938 (the "NGA") to abandon certificated facilities, but also to seek authority under Section 4 of the NGA to terminate service from both certificated and uncertificated Facilities. On December 31, 1994, an appeal was filed with the U.S. Court of Appeals for the D.C. Circuit to overturn three of the FERC's November 30, 1994, orders. The Company cannot predict what the ultimate effect of the FERC's orders pertaining to gathering will have on its production and marketing, or whether the Appellate Court will affirm the FERCs orders on these matters.

         State and Other Regulations. All of the jurisdictions in which the Company owns producing crude oil and natural gas properties have statutory provisions regulating the exploration for and production of crude oil and natural gas, including provisions requiring permits for the drilling of wells and maintaining bonding requirements in order to drill or operate wells and provisions relating to the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of crude oil and natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from crude oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. Some states, such as Texas and Oklahoma, have, in recent years, reviewed and substantially revised methods previously used to make monthly determinations of allowable rates of production from fields and individual wells. The effect of these regulations is to limit the amounts of crude oil and natural gas the Company can produce from its well, and to limit the number of wells or the location at which the Company can drill.

         State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements, but does not generally entail rate regulation. Natural gas gathering has received greater regulatory scrutiny at both the state and federal levels in the wake of the interstate pipeline restructuring under Order 636. For example, Oklahoma recently enacted a prohibition against discriminatory gathering rates and certain Texas regulatory officials have expressed interest in evaluating similar rules.

         Environmental Regulations. The Company's oil and gas properties are subject to numerous federal, state and local laws and regulations related to protection of the environment. The Company believes its oil and gas properties and the related operations are in substantial compliance with applicable material environmental laws and regulations. The Company is not a party to any litigation involving environmental matters and has not been notified by any federal, state, or local governmental agency that it is responsible for any environmental cleanup. The trend in environmental legislation is towards stricter standards; however, the Company is not aware of any future environmental standards that are reasonably likely to be adopted that will materially affect the Company.

         Operating Hazards and Insurance. The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blowouts, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures, and discharges of toxic gases. The occurrence of any of the above could result in substantial losses to the Company as a result of injuries, loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigations, penalties, and suspension of operations. In addition to the foregoing, all of the Company's operations that are currently offshore are subject to the additional hazards of marine operations, such as capsizing, collision, and adverse weather and sea conditions.

         The Company maintains customary insurance in accordance with industry practice against some, but not all, of the risks described above. The Company's insurance does not cover business interruption or protect against loss of revenues. There can be no assurance that any of the insurance obtained by the Company will be adequate to cover all losses or liabilities. The Company cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify the premium cost. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and operations.

Employees

         At January 31, 1997, the Company and its affiliates had 19 employees, three of whom are in executive positions. Included in the Company's staff are a production engineer who is certified as a Professional Engineer in the State of Texas, a geologist who is certified as a Petroleum Geologist through the American Association of Petroleum Geologist and a controller who is a CPA certified in the State of Texas.

Item 2.           Properties

Oil and Gas Properties

         The following table details the Company's working interest in oil and gas properties as of January 31, 1997. All of the properties are located within the United States.

Acreage

         The following table sets forth the developed and undeveloped oil and gas acreage in which the Company has an interest as of January 31, 1997. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves.

                                       Developed Acreage     Undeveloped Acreage
                                     -------------------     -------------------
                                     Gross       Net (1)     Gross       Net (1)
                                     Acres        Acres      Acres        Acres
                                     -----       -------    -------      -------
Location:
  Offshore-Louisiana                  8,000         484      42,000        2,034
  Mississippi                           868         581        --           --
  Louisiana                           3,317         990         956          956
  Oklahoma                           14,265       1,290        --           --
  Texas                              24,787      13,523        --           --
  Wyoming                               960          60        --           --
  Michigan                              152           4        --           --
                                    -------     -------     -------      -------
             Total                   52,349      16,932      42,956        2,990
                                    =======     =======     =======      =======

----------
(1)  For further information regarding the Company's oil and gas activities, see
     Note 10 of Notes to Consolidated Financial Statements which is incorporated herein by reference.

Gross and Net Productive Wells

         The following table sets forth the gross and net number of productive, dry, and development or exploratory wells in which the Company had ownership interests in fiscal 1997. "Gross wells" refers to the total wells in which the Company has an interest. "Net wells" refers to the percentage of interest owned by the Company in the gross wells.

                                         Oil/Condensates          Natural Gas
                                       ------------------        --------------
                                       Gross       Net (1)     Gross     Net (1)
                                       -----       -------     -----      ------
Location:
  Offshore - Louisiana                   14           1          12            1
  Mississippi                            33          24          --           --
  Louisiana                              17          11           6           --
  Oklahoma                               10           6          25            2
  Texas                                 187         142          77           41
  Wyoming                                 8          --          --           --
  Michigan                               --          --           1           --
                                         ---        ---         ---          ---
             Total                      269         184         121           44
                                        ===         ===         ===          ===

----------
(1)  For further information regarding the Company's oil and gas activities, see
     Note 10 of Notes to Consolidated Financial Statements which is incorporated herein by reference.

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

Executive Office

         The Company's executive offices occupy approximately 8,900 square feet of leased space in San Antonio, Texas. The mailing address, telephone and telefax, respectively, for the executive offices is: 10101 Reunion Place, Union Square, Suite 210, San Antonio, Texas 78216-4156, (210) 308-8000, (210)
308-8111.

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

         As of March 31, 1997, there were approximately 634 stockholders of record.

         The Company has never paid cash dividends, and does not presently anticipate payment of any dividends, to its common stockholders in the future. The Senior Credit Facility and Koch Private Placement restrict the payment of such dividends. Refer to Item 6 below for explanation of the preferred stock dividends payable in accordance with the Koch Private Placement.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for 1996 and 1997

         Effective February 1, 1996, Buschman and the Hightowers agreed to restructure Offshore whereby the aggregate 20% minority limited partnership interests of Buschman and the Hightowers would be redeemed, and as a result of in-kind distributions, Buschman and the Hightowers became proportionate working interest owners of the onshore oil and gas properties previously held by Offshore. All existing interest in the offshore oil and gas properties held by Offshore at January 31, 1996 were conveyed to GulfMex, a newly formed Texas limited partnership, which has the same proportionate ownership structure as that of Offshore prior to the restructuring. Buschman and the Hightowers no longer are limited partners of Offshore but remain 20% limited partners in GulfMex. Subsequent to January 31, 1996, Offshore is 100% indirectly owned by the Company, and GulfMex is 80% indirectly owned by the Company. The minority interests of Buschman and the Hightowers in GulfMex are set forth separately in the consolidated balance sheet and the consolidated statement of operations for the Company. The consolidated statement of operations for the period ended January 31, 1996 has been reclassified to be consistent with the current year's statement of operations to provide for a more meaningful comparison of the results of operations for the fiscal year ended January 31, 1997.

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

         The existing oil and gas properties which are located in federal waters offshore Louisiana consist of a series of platforms for each "OCS" lease, each of which accommodate one or more producing oil and gas wells. Federal regulations mandate strict rules for the plugging and abandonment of the offshore wells and platforms. Due to the offshore locations, the costs related with such plugging and abandonment can be substantial; therefore, the operator of the offshore oil and gas properties has scheduled monthly deductions from production proceeds of the working interest owners of certain properties to fund the total estimated liability at the completion of the productive life of the wells and platform. GulfMex's estimated ultimate plugging and abandonment requirements may increase due to inflation or other circumstances, or may decrease as a result of a sale of the platform with the buyer assuming plugging and abandonment liabilities. The operator commenced the plugging and abandonment of the platform and wells for Eugene Island Block 343 and anticipates that the plugging and abandonment should be completed by June 1997. GulfMex will need to fund approximately $34,000 in excess of its abandonment escrow for its portion of the abandonment liability for that platform. The operator estimates the total plugging and abandonment liability for the remaining platforms and wells in which GulfMex or Offshore own an interest to be approximately $1.4 million, of which $1 million has been accrued. GulfMex's abandonment escrow account as of January 31, 1997 is approximately $1 million.

         The Company has adopted, Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. As a result of the adoption of SFAS No. 121, the Company recognized a non-cash pre-tax charge against earnings of $260,800 related to oil and gas properties.

Revenues and Lease Operating Expenses

         Oil and gas sales increased $2.2 million from $3.1 million in 1996 to $5.3 million in 1997, a 70% increase. Likewise, lease operating expenses increased $829,000 from $1.6 million in 1996 to $2.4 million in 1997, a 52% increase. The growth in oil and gas sales and related lease operating expenses is due mainly to the acquisition of 35 producing oil and gas properties in March and April 1996. These new properties accounted for $1.7 million of additional revenues and $771,000 of additional lease operating expenses. Due to the timing of closing the revenues and related lease operating expenses for the Righthand Creek acquisition for November 1996 through January 1997 have been recorded as an adjustment to the acquisition price. The following table summarizes the operating activity for the oil and gas properties of the Company during fiscal year 1997 and 1996. The existing properties are those oil and gas properties acquired by the Company prior to February 1, 1996.

                                        Acquisition      Year Ended January 31,
                                           Date           1997           1996
                                           ----           ----           ----
Oil and gas sales:
  Existing properties                         --       $3,673,030      3,148,311
  Wheeler County properties             March 1996        264,905              0
  Block 76                              March 1996        468,555              0
  Belle properties                      April 1996        931,103              0
                                                       ----------     ----------

  Total oil and gas sales                              $5,337,593      3,148,311
                                                       ==========     ==========

                                         Acquisition     Year Ended January 31,
                                             Date         1997           1996
                                         -----------   ----------     ---------
Lease operating expenses:
  Existing properties                           --     $1,623,273     1,565,682
  Wheeler County properties               March 1996       81,409             0
  Block 76                                March 1996       40,777             0
  Belle properties                        April 1996      648,859             0
                                          ----------    ---------     ----------

  Total lease operating expenses                        $2,394,318     1,565,682
                                                        ==========    ==========

Depletion of oil and gas producing properties:
  Existing properties                            --     $  659,702       933,231
  Wheeler County properties                March 1996       13,895             0
  Block 76                                 March 1996      337,015             0
  Belle properties                         April 1996      466,221             0
                                           ----------    ---------     ---------

  Total depletion of oil and gas
  producing properties                                   $1,476,833      933,231
                                                         ==========    =========

Operating profit (loss) %:
  Existing properties                             --            38%          21%
  Wheeler County properties                 March 1996          64%           0%
  Block 76                                  March 1996          19%           0%
  Belle properties (1)                      April 1996         -20%           0%
                                                              --------    ------

  Total operating profit %                                      27%          21%
                                                              ======       =====

Oil production volumes (bbl):
  Existing properties                             --          67,898      97,082
  Wheeler County properties                 March 1996           171           0
  Block 76                                  March 1996         6,814           0
  Belle properties                          April 1996        43,296           0
                                                              -------    -------

  Total production volumes (bbl)                             118,179      97,082
                                                             ========    =======

Gas production volume (mcf):
  Existing properties                              --        881,833   1,208,292
  Wheeler County properties                  March 1996      115,548           0
  Block 76                                   March 1996      119,281           0
  Belle properties                           April 1996          301           0
                                                             --------    -------

  Total gas production volume (mcf)                        1,116,963   1,208,292
                                                           ==========  =========

  Average oil price per bbl                               $    20.73  $    17.90
                                                          ==========  ==========

  Average gas price per mcf                               $     2.54  $     1.68
                                                          ==========  ==========

(1) The operating loss reflected by the Belle properties resulted primarily from additional workover expenses incurred by the Company subsequent to taking over operations and a depletion charge of $135,000 and additional impairment loss of $100,000 incurred on a significant property as further described below.

Dry Hole Costs and Lease Abandonments

         Dry hole costs and lease abandonments increased from $236,000 for fiscal year ended January 31, 1996 to $822,000 for the fiscal year ended January 31, 1997. A significant portion of the increase is due to two dry holes drilled in Sutton County, Texas, which cost approximately $326,000, and one dry hole drilled in Wheeler County, Texas, which cost approximately $132,000, for total dry hole costs of $458,000. The Company does not anticipate further exploratory efforts with regard to these leaseholds. A portion of the dry hole costs incurred during fiscal year 1996 were as a result of exploration efforts in Lipscomb and Duval County. Although the leasehold period has not expired for these properties, the Company has expensed the leasehold costs associated with those properties for the year ended January 31, 1997. The Sutton County leasehold abandonment was $110,000 and the Lipscomb and Duval County leasehold abandonments were $177,000.

Depletion of Oil and Gas Producing Properties

         The Company amortizes as depletion expense the capitalized acquisition costs and the capitalized cost of exploratory wells that find proved reserves or the development costs that increase proved reserves by the unit-of-production method. The unit-of-production method assigns a pro rata portion of the capitalized cost to each unit of reserves. The amortization of the capitalized
costs   of   proved   producing   reserves   may  be   computed   either   on  a
property-by-property basis or with reference to some reasonable aggregation of properties in the same field area.

         The Company revises the unit-of-production rate annually based on the estimates of remaining proved reserves prepared by independent petroleum reserve engineers. Reserve estimates for producing oil and gas properties are inherently imprecise and may, therefore, change dramatically from year to year.

         SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This new pronouncement was adopted effective February 1, 1996.

         Depletion expense increased from $1 million for the fiscal year ended January 31, 1996 to $1.6 million for the fiscal year ended January 31, 1997. Depletion expense for oil and gas properties acquired during the fiscal year 1997 was $717,000. Although the depletion expense for Block 76 and Rosenblatt #4, a property acquired from Belle, were estimated at $117,000 and $4,000, respectively, during the fiscal year ended 1997, these amounts were determined to be insufficient as a result of a significant reduction in the estimated net remaining reserves at year end for these properties.

         Block 76's net total remaining reserves as of the date of acquisition were estimated to be approximately 1.2 bcf natural gas and 80 mbbl condensate. Although Block 76 produced approximately 119,000 mcf natural gas and 7 mbbl condensate net to the Company's interest since its acquisition, a decline in production from the well during the later half of the fiscal year ended January 31, 1997 caused the estimate for remaining net proved natural gas and condensate reserves to be reduced by approximately 770 mmcf and 47 mbbl condensate. This reduction in reserves resulted in an unanticipated additional depletion adjustment of approximately $219,000 for the fiscal year ended January 31, 1997.

         Rosenblatt #4's net total remaining reserves as of the date of acquisition were estimated to be approximately 37 mbbl crude oil. This well produced approximately 1,900 bbl during the fiscal year ended January 31, 1997; however, a significant decrease in the crude oil production resulted in the estimated remaining net crude oil reserves being reduced by 32 mbbl. This reduction in reserves resulted in an unanticipated additional depletion adjustment of approximately $135,000 and an impairment loss of $100,000 for the fiscal year ended January 31, 1997.

         Based upon the evaluation of the net carrying values of the Company's other oil and gas properties relative to future net cash flows, approximately $161,000 charge to depletion expense was recorded for the fiscal year ended January 31, 1997 due to impairment loss.

Depreciation and Other Amortization

         Depreciation costs for the fiscal year ended January 31, 1996 was $32,500 as compared to $45,000 for the fiscal year ended January 31, 1997. Other amortization costs include the amortization of deferred loan costs and deferred costs related to the Notes and the Koch Private Placement. On January 31, 1997, the Company paid off the 11.50% Notes which were not due until September 30, 2002. As a result of this early extinguishment of debt, the unamortized balance of deferred costs of $118,000 associated with this debt was written off and is included in depreciation and other amortization. Amortization expense, exclusive of the $118,000 described above, was $40,000 for the fiscal year ended January 31, 1996 and $142,000 for the fiscal year ended January 31, 1997.

General and Administrative

         General and administrative expenses decreased 2% in 1997 compared to 1996 due to better management of overall operating expenses. As a percentage of revenue, general and administrative expenses decreased from 42% in 1996 to 24% in 1997 as a result of the increased oil and gas revenues.

Interest Expense

         Interest expense increased from $318,000 in 1996 to $696,000 in 1997 as a result of additional debt obtained during the year for the three property acquisitions in March and April 1996 and the fourth property acquisition in January 1997. The fiscal year ended January 31, 1997 also reflects a full year of interest expense related to the $2 million Notes which were issued in September 1995 at 11.75% interest and prepaid effective January 31, 1997.

Gain on Sale

         During the fiscal year ended January 31, 1997, the number of asset sales were fewer than during the fiscal year ended January 31, 1996 and on lower valued properties than in fiscal 1997 and, therefore, the gain on sale of assets recognized by the Company decreased from $1.2 million to $316,000.

Minority Interests of Limited Partners

         Minority interest in earnings of limited partnerships decreased from $281,000 in 1996 to $94,000 in 1997 due to a decrease in the gain on sale of assets from the limited partnership. The cumulative minority interest of the limited partners of GulfMex, $129,613 is set out in the consolidated balance sheet for the year ended January 31, 1997.

Koch Private Placement

         In August 1996, the Company engaged Reid as its exclusive agent to assist the Company in effectuating the sales of equity in the Company by means of private placement to institutional investors. On January 16, 1997, the Company and Koch concluded a $10 million private placement. Koch acquired 500,000 shares of Series A Preferred Stock for $5 million and 500,000 shares of Series B Preferred Stock for $5 million. The Koch Private Placement provides Koch the right and option to purchase up to an additional 200,000 shares of Series A Preferred Stock at the face value of $10 per share of Series A Preferred Stock at any time after January 16, 1999 but on or before January 16, 2000. The option may be exercised in whole or part. The Koch Private Placement also provides for a financing right of first refusal, which requires the Company to give Koch written notice of any intention of the Company to issue new securities, further describing the amount of funds the Company wishes to raise, the type of new securities to be issued, the price and general terms. Under the terms of the Koch Private Placement, Koch has 15 days from the date of its receipt of such notice to agree to purchase all or part of such new securities. The summary of the terms of the private placement and the rights, designation and preferences of the three series of preferred stock as set forth herein is qualified in its entirety by reference to the Certificate of Designation, Preferences and Rights of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock of Rio Grande, Inc., Stock Purchase Agreement between Koch Exploration Company and Rio Grande, Inc. and Registration Rights Agreement between Rio Grande, Inc. and Koch Exploration Company, all of which were filed as Exhibits to Form 8-K filed on January 31, 1997.

         Series A Preferred Stock. Pursuant to the Koch Private Placement, 500,000 shares of Series A Preferred Stock were initially issued by the Company at $10 per share. Holders of the Series A Preferred Stock, which has a face value of $10, are entitled to receive, out of funds legally available, cumulative dividends at the rate of 15% of the face value payable on the first day of February, May, August and November of each year. The first dividend payment date was May 1, 1997, and included pro-rata dividends from the date of issuance on January 16, 1997 to May 1, 1997.

         In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock shall have preference, second only to the Senior Credit Facility, to the distribution of the assets of the Company up to an amount equal to the aggregate face value of the then outstanding Series A Preferred Stock plus accrued but unpaid dividends. The Company's merger, consolidation or any other combination into another corporation, partnership or other entity which results in the exchange of more than 50% of the voting securities of the Company requires the consent of the majority of the holders of the Series A Preferred Stock, however, the holders of the Series A Preferred Stock are not entitled to any other voting rights.

         If the Company completes a registered public offering for aggregate consideration in excess of $20 million before January 16, 2002, all of the outstanding shares of Series A Preferred Stock must be redeemed at face value plus any accrued and unpaid dividends. If the Company does not successfully complete such a registered public offering by January 16, 2002, the holders of a majority of the outstanding Series A Preferred Stock after that date may at anytime during the first 10 days after each dividend payment date require the Company to redeem shares of the Series A Preferred Stock equal to 10% of the aggregate number of shares of Series A Preferred Stock the Company issued. The Company may redeem after January 16, 2003 all of the issued outstanding shares of Series A Preferred Stock if all accrued dividends have been declared and paid prior to the notice of redemption by the Company. The Company must pay a premium of 10% of the face value of the Series A Preferred Stock to effectuate such redemption.

         Series B Preferred Stock. Pursuant to the Koch Private Placement, 500,000 shares of Series B Preferred Stock were issued by the Company for consideration of $10 per share. Holders of the Series B Preferred Stock, which has a face value of $10 per share, are entitled to receive, out of funds legally available, cumulative dividends at the rate of .035 shares of Series C Preferred Stock, which also has a face value of $10 per share. The dividend payment date for the Series B Preferred Stock is the first day of February, May, August and November of each year, with the first dividend having been paid May 1, 1997 and including dividends beginning February 1, 1997. Dividends on the Series C Preferred Stock are payable in preference and priority to payment of dividends on the Series B Preferred Stock.

         In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series B Preferred Stock shall have preference in the distribution of the assets of the Company after and subject to the payment of the Senior Credit Facility and payment in full of all amounts, including accrued but unpaid dividends, required to be distributed to the holders of Series A Preferred Stock. The Series B Preferred Stock liquidation preference shall be in an amount equal to the aggregate face value of the then outstanding Series B Preferred Stock plus accrued but unpaid dividends.

         If the Company successfully completes a registered public offering on or before January 16, 2002 which results in gross proceeds greater than $15 million but less than $20 million, each holder of Series B Preferred Stock may elect to require the Company to redeem not more than one-half of the then issued and outstanding shares of Series B Preferred Stock at an amount per share of Series B Preferred Stock equal to the offering price per share of common stock in the registered public offering. Any holders of Series B Preferred Stock electing to redeem shares will have an equal percentage of Series B Preferred Stock converted into common stock of the Company.

         Upon the successful completion of a registered public offering resulting in gross proceeds to the Company of more than $20 million and at a price per share of common stock which is equal to or greater than the per share value of the aggregate face value of the issued and outstanding Series B and Series C Preferred Stock divided by the total number of shares of common stock issuable upon conversion of the Series B Preferred Stock at the time of the offering, all outstanding Series B Preferred Stock shall be automatically converted into common stock of the Company. Thereafter, outstanding shares of the Series B Preferred Stock shall be deemed canceled.

         If the Company does not successfully complete a registered public offering on or before January 16, 2002, then at any time after that date, but only during the first 10 days after each dividend payment date, the holders of a majority of the issued and outstanding Series B Preferred Stock may elect to require the Company to redeem up to 10% of the aggregate number of shares of Series B Preferred Stock issued by the Company. The Company may redeem after January 16, 2003, all of the issued and outstanding shares of Series B Preferred Stock if all accrued dividends have been declared and paid prior to the notice of redemption by the Company. The redemption price will be face value of all outstanding shares of Series B Preferred Stock plus a premium of 10% of the face value of Series B Preferred Stock.

         Holders of Series B Preferred Stock have the option and right at any time upon the surrender of certificates representing Series B Preferred Stock to convert each share of Series B Preferred Stock into 5.26795 fully paid and nonassessable shares of common stock of the Company, subject to adjustment as set forth in the Certificate. The holders of Series B Preferred Stock have certain anti-dilutive rights such that if any additional shares of common stock are issued by the Company at any time after January 16, 1997 but before conversion of any Series B Preferred Stock is converted and if the issue price per share of common stock is less than the then applicable conversion price, as defined in the Certificate, holders of the Series B Preferred Stock will be granted an adjustment to the number of shares of common stock issuable upon conversion. The initial conversion price per share is $1.898. The initial number of fully diluted shares at January 16, 1997 is 10,974,895, which is the sum of common shares then currently issued and outstanding, shares of common stock then reserved for current and future option plans, plus shares then reserved for the exercise of warrants granted to certain subordinated debt holders on September 27, 1995 and those shares which are reserved pursuant to conversion rights of the Series B Preferred Stock. The aggregate number of shares of common stock into which the Series B Preferred Stock can initially be converted is 2,633,975 shares, subject to adjustment from time to time as set forth in the Certificate.

         Voting Rights - Series B Preferred Stock. Holders of all the issued and outstanding 500,000 shares of Series B Preferred Stock collectively are eligible to cast votes equivalent to 24% of the then issued and outstanding shares of common stock on all matters submitted to the stockholders for vote at any annual or special stockholders meeting. If at any time the Company is in arrears in whole or in part with regard to quarterly dividends and such nonpayment remains in effect for three consecutive dividend payment dates, the holders of the Series B Preferred Stock may notify the Company of their election to exercise rights to cast votes equivalent to 51% of the then issued and outstanding shares of common stock. At any time that the holders hold less than 500,000 shares of Series B Preferred Stock, the voting percentage of either 24% or 51% is reduced on a pro-rata basis.

         Board of Directors. The holders of Series B Preferred Stock shall have the right to nominate and elect to the Company's Board of Directors nominees representing not less than one-third of the number of members constituting the Board of Directors so long as there are more than 200,000 shares of Series B Preferred Stock issued and outstanding. Dale G. Schlinsog, Vice President of Koch Capital Services, and Todd E. Banks, Chief Financial Officer of Koch Capital Services, are serving on the Board of Directors during the interim period and until the next election of directors at the annual meeting of stockholders. Mr. Schlinsog and Mr. R. Allan Allford, Managing Director of Koch Producer Services, will be placed on the ballot for election at the annual meeting of stockholders to be held July 1, 1997.

         If at any time there are less than 200,000 issued and outstanding shares of Series B Preferred Stock, the holders shall have the right to elect only one director to the Company's Board. If at any time the Company is in arrears in whole or in part with regard to quarterly dividends and such nonpayment remains in effect for three consecutive quarters or, if a significant event (as defined in the Certificate) occurs, the holders have the right at any annual or special meeting of the stockholders to nominate and elect such number of individuals as shall after the election represent a majority of the number of directors constituting the Company's Board. A significant event shall mean and be deemed to exist if (i) the Company files a voluntary petition, or there is filed against the Company an involuntary petition, seeking relief under any applicable bankruptcy or insolvency law, (ii) a receiver is appointed for any of the Company's properties or assets, (iii) the Company makes or consents to the making of a general assignment for the benefit of creditors or (iv) the Company becomes insolvent or generally fails to pay, or admits in writing its inability or unwillingness to pay, its debts as they become due. At such time that there is a cure or waiver received in writing from the holders of a majority of the Series B Preferred Stock, the additional board members elected by the holders shall be removed from the Company's Board.

         Series C Preferred Stock. The holders of Series C Preferred Stock, which has a face value of $10, are entitled to receive cumulative dividends, out of funds legally available, at the rate of 14% of the face value payable on the first day of February, May, August and November of each year. Pursuant to the Koch Private Placement, 17,500 shares of Series C Preferred Stock will be issued as dividends on the Series B Preferred Stock on May 1, 1997. No shares of Series C Preferred Stock were initially issued in connection with consummation of the sale of the Series A and Series B Preferred Stock pursuant to the Koch Private Placement. The first dividend payment date for the Series C Preferred Stock will be August 1, 1997.

         In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the then outstanding Series C Preferred Stock shall have preference in the distribution of the assets of the Company, after and subject to the payment in full of all amounts required to be distributed to the holders of Series A and Series B Preferred Stock. The Series C Preferred Stock liquidation preference shall be in an amount equal to the aggregate face value of the then outstanding Series C Preferred Stock plus accrued but unpaid dividends. Series C Preferred Stock shall not be entitled to any voting rights other than provided by law.

         If the Company successfully completes a registered public offering on or before January 16, 2002 resulting in gross proceeds to the Company of more than $20 million and at a price per share of common stock which is equal to or greater than the per share value of the aggregate face value of the issued and outstanding Series B and Series C Preferred Stock divided by the total number of shares of common stock issuable upon conversion of the Series B Preferred Stock at the time of the offering, all issued and outstanding Series B Preferred Stock shall be automatically converted into common stock of the Company and the Company then shall have the right to redeem all of the Series C Preferred Stock for a redemption price of $0.01 per share. The redemption shall occur on the same day on which the registered public offering is completed. If there is a partial conversion of Series B Preferred Stock, the Company has the right to redeem the number of shares of Series C Preferred Stock which were issued as dividends to such Series B Preferred Stock being redeemed. If the Company does not successfully complete a registered public offering on or before January 16, 2002, then at any time after January 16, 2002, but only during the first ten days after each dividend payment date, the majority of holders of Series C Preferred Stock may require the Company to redeem up to 10% of the aggregate number of shares of Series C Preferred Stock issued by the Company. The Company, at any time after January 16, 2003, may redeem all of the then issued and outstanding shares of Series C Preferred Stock at face value plus a premium of 10% of the face value if all accrued dividends have been paid before the notice of redemption.

         The holders of Series C Preferred Stock may not transfer shares independently and apart from the underlying shares of Series B Preferred Stock for which holders received such preferred stock. All shares of Series B and Series C Preferred Stock shall bear a legend which shall advise of the restrictions on transfer including that the shares have not been registered under the Securities Act of 1933 and that the shares are subject to the terms and conditions of the Certificate.

         Other Information and Agreements. Reid, as the investment banker, was paid $250,000 plus expenses from the proceeds for representing the Company in the Koch Private Placement. Approximately $6 million of the proceeds of the Koch Private Placement was used to acquire Righthand Creek. Approximately $2 million has been used by the Company to retire the Company's 11.5% Subordinated Notes dated September 27, 1995. The Company incurred approximately $741,700 in closing costs and other fees for the placement of the equity and the purchase of Righthand Creek. The remaining proceeds will be used to develop and workover various behind pipe or undeveloped reserves of Company-owned oil and gas properties.

         The First Amendment to the Senior Credit Facility permits the payment of dividends on the various preferred stock acquired by Koch unless an event of default under the Senior Credit Facility has occurred and is continuing. The Koch Private Placement provides for certain restrictions on the Company's total indebtedness. Under the Koch Private Placement, the Company can only increase indebtedness through the Senior Credit Facility; however, if the incurrence of additional debt results in the Company's total indebtedness exceeding 65% of the present value of the Company's proved reserves discounted at 12%, the Company cannot incur such additional debt. The Koch Private Placement does provide Koch the right and option to purchase up to an additional 200,000 shares of Series A

Preferred Stock at the face value of $10 per share of Series A Preferred Stock at any time after January 16, 1999 but on or before January 16, 2000. This option may be exercised in whole or in part. The Koch Private Placement also provides for a financing right of first refusal. If the Company intends to issue new securities, it shall give Koch written notice of such intention, describing the amount of funds the Company wishes to raise, the type of new securities to be issued, the price and general terms. Koch has 15 days from the date of receipt of notice to agree to purchase all or part of such new securities.

         Under the Koch Private Placement and pursuant to a Master Commodity Swap Agreement between the Company and Koch Oil Company, the Company has agreed to put in place a price risk protection program in the form of one or more swap, hedge, floor or collar agreements to be in place for the Company's net oil and gas production, using a 6:1 gas/oil ratio, so long as Koch owns any preferred stock in the Company. Subject to the conditions of the First Amendment with the senior lender, the Company is restricted to placing the following volume and pricing parameters for any commodity swap transactions of aggregate crude oil barrels equivalent, net to the Company's interest as follows:

         (a) For the period of November 1, 1996 through October 31, 1997, 700 Bbls oil equivalent at a base price of $20.09/Bbl

         (b) For the period of November 1, 1997 through October 31, 1998, 600 Bbls oil equivalent at a base price of $20.06/Bbl

         (c) For the period of November 1, 1998 through October 31, 1999, 500 Bbls oil equivalent at a base price of $20.23/Bbl

         Effective February 1, 1997, Offshore's contract marketing agent entered into a one year sales contract with an independent oil purchaser to deliver up to an average of 650 bbl crude oil daily in Righthand Creek. The sales contract provides for a floor price of $20 per bbl and a ceiling price of $23.45 per bbl delivered from Righthand Creek. The price determination on the posted price of Louisiana Sweet Crude at St. James, Louisiana ("LLS") plus a posting bonus of $1.50 per bbl ("Bonus"). Under the terms of the sales contract, there is no penalty for under delivery of oil from Righthand Creek unless the LLS plus Bonus exceeds $23.45 per bbl. If the penalty clause is invoked, the amount of penalty due would be computed as follows: the sum of 650 bbl daily crude oil contracted times the number of days in the month less the actual barrels delivered times the difference between LLS plus Bonus less $23.45. Although the Righthand Creek wells are currently producing less than the 650 bbl daily crude oil requirement, the LLS plus Bonus has been less than $23.45 per bbl.

         The Company has also agreed to enter into negotiations with Koch to enter into one or more marketing agreements for the purchase, sale and transportation of all oil and gas products produced by the Company so long as Koch owns a majority of the Series B Preferred Stock. The Company currently has a marketing agreement in place with another party, therefore the marketing agreement to be negotiated with Koch will become effective at such time when the existing contract expires. The marketing agreement to be negotiated with Koch shall be at arms-length, for a term of not less than five years, and shall incorporate terms and conditions satisfactory to the Company and the senior lender.

         As a condition to consummating the Koch Private Placement, Robert A. Buschman, Guy Bob Buschman, Koch and the Company executed a Stockholders
Agreement ("Stockholders Agreement"). Under the terms of the Stockholders Agreement, if prior to January 18, 2002, either Buschman proposes to accept an offer to sell their shares of the Company's common stock, then either Buschman shall notify Koch regarding such offer and Koch may elect to participate in the sale of common stock on the same terms and conditions. Excluded from the limitations in the Stockholders Agreement are certain permitted transfers. Likewise, Koch may not sell any Series B Preferred Stock to an outsider, as defined in the agreement, without first offering the Series B Preferred Stock to the Buschmans. Pursuant to the Stockholders Agreement, the Buschmans also agreed to vote shares owned by them for any Koch nominees to the Board of Directors from and after conversion of the Series B Preferred Stock to Common Stock.

         The Stockholders Agreement will terminate upon the earlier of:

         (a) consummation of a public offering which results in aggregate net proceeds of not less than $20 million;

         (b)      death of either party thereto;

         (c) Koch ceases to own at least 50,000 shares of Series A Preferred Stock, 50,000 shares of Series B Preferred Stock, or more than 10% of common stock shares;

         (d) either Buschman ceases to own more than 10% of outstanding common stock; or

         (e)      five years.

         An additional condition of closing required that Guy Bob Buschman, President and Chief Executive Officer, and Gary Scheele, Vice President and Chief Financial Officer, enter into employment agreements with the Company and Drilling for initial terms of five years which may be renewed annually thereafter at base salaries of $125,000 and $100,000 per annum, respectively. Any subsequent increase in base salaries, payment of bonuses or grants of stock options will be at the sole discretion of the Board of Directors. Under terms of the employment agreement, Buschman and Scheele are provided company vehicles for business and personal use at the sole expense of the Company. The Company may terminate the employment agreements at any time for cause by providing 15 days notice to the individuals, or at its sole discretion pay the individual for 15 days in lieu of notice. If the individual is terminated without cause, the Company is obligated to pay the individual three years of the annual base salary in effect, an amount sufficient, after taking into effect individual's federal and state income taxes, to pay the exercise price of any options granted, and the individual's COBRA cost for eighteen months following the termination date.

         The Registration Rights Agreement grants Koch up to three demand registration rights upon notice to the Company from holders of at least 40% of the Registrable Securities, which is defined in the Registration Rights Agreement to mean the Common Stock issued and issuable upon conversion of the Series B Preferred Stock, including any dividends or distributions thereon. Whenever a demand registration is made, the Company shall be entitled to include in any registration statement shares of Common Stock to be sold by other holders of Common Stock with registration rights that allow such holders to participate in the registration and shares of Common Stock to be sold by the Company for its own account, subject to underwriter's cutbacks.

         The Company may not cause any other registration of securities for sale of its own account or for persons other than a holder of Registrable Securities (other than a registration effected solely to implement an employee benefit plan or a transaction to which Rule 145 of the Commission is applicable, or as may be required pursuant to the terms of those certain Warrant Agreements, as amended through the date hereof, issued by the Company in connection with the Company's 1995 11.50% Subordinated Notes) to become effective less than 180 days after the effective date of any demand registration required pursuant to the terms of the Registration Rights Agreement.

         The Company has limited rights to postpone or avoid the demand registration obligations contained in the Registration Rights Agreement under certain circumstances, such as when the Company is already preparing a registration statement when a demand is received, when the Board of Directors shall determine in good faith that an offering would interfere materially with a pending or contemplated financing, merger, sale of assets, recapitalization or other similar corporate action of the Company, or when the Board of Directors shall determine in good faith that the disclosures required in connection with such a registration could reasonably be expected to materially and adversely affect the business or prospects of the Company.

         The Registration Rights Agreements also provides for "piggyback" registration rights for holders of Registrable Securities. If the Company at any time proposes a Registered Public Offering, it must give written notice to all holders of Registrable Securities of its intention to do so. Upon the written request of any holders of Registrable Securities given within 20 days after transmittal by the Company to the holders of such notice, the Company will, subject to the limits contained in the Registration Rights Agreement, including underwriter cutbacks, use its best efforts to cause those Registrable Securities of said requesting holders to be included in such registration statement.

Recent Operating Developments

         The Company's future results of operations and the other forward looking statements contained in this section involve a number of risks and uncertainties. In particular, no assurances can be given that any current or future development or exploration plans and operations will be successful or that, if successful, production from the wells and the associated revenues over the production life of the properties will equal or exceed the costs associated with properties and their development.

         The Company operates a number of wells in the KWB Field in West Texas, in which Offshore owns approximately 80% of the working interest. With a portion of the proceeds of the Notes, the Company initiated a pilot secondary recovery waterflood project in that field. The pilot development well and conversion of the surrounding production wells to water injection wells required capital expenditures of approximately $122,000 as of January 31, 1997. The water injection procedures have been proceeding since January 1996. While the water injection wells are causing a build-up in reservoir pressure, no material additional incremental oil production has been experienced in the pilot development well. The Company expected it would take several months before any noticeable increase in secondary recovery production, if any, would be realized. If the waterflood pilot proves successful, the projected number of additional development wells drilled would be 29 with projected development costs to the Company of approximately $5,800,000 and a projected increase in reserves of 1,100 mbbls of oil equivalent. Should the waterflood pilot prove to be uneconomical, the Company would likely abandon the field. The Company anticipates that the sale of salvageable equipment would exceed plugging and abandonment expense for the existing production and water injection wells.

         Offshore commenced the workover and additional development work at Righthand Creek in March 1997. A workover drilling rig was placed on a previously abandoned well in the field and was able to recomplete the well in the Wilcox "B" formation with production currently at approximately 70 bbls per day. The total workover and completion costs incurred for this well was approximately $275,000 through April 15, 1997. It will be necessary to produce the well for several months before any determination can be made on the total estimated reserves of this well.

         On March 26, 1997, a drilling rig commenced an 11,300 foot Wilcox "B" formation development well in Righthand Creek as well. This development well, budgeted at approximately $800,000, is expected to be completed in May 1997.

         On April 1, 1997, production from Block 76 was suspended to repair mechanical problems with the downhole equipment. The total workover cost is expected to approximate $2.08 million. Offshore's portion of the workover expense will be approximately $115,000. As of April 30, 1997 the level of production net to Offshore's interest has been restored to approximately 550 mcf per day as compared to approximately 700 mcf per day prior to the suspension of production.

Capital Resources and Liquidity

         In May 1995, Offshore sold its interest in Ewing Bank Block 947 located offshore Louisiana. Proceeds from the sale of this property were approximately $1.3 million, which resulted in a gain on sale to the partnership of approximately $1.1 million. Drilling, as an 80% partner, received a cash distribution of approximately $1 million from the sale, of which $800,000 was applied as principal reduction to the Company's then outstanding bank indebtedness, which was secured by substantially all of the Company's and Offshore's assets. Effective July 1995, the Company sold its interest in certain additional properties for approximately $184,000 and applied $170,000 of the proceeds as a further reduction of bank indebtedness.

         On September 27, 1995, the Company consummated a private offering of 11.50% Notes in the aggregate principal amount of $2 million with warrants providing for the purchase of an aggregate of 1,388,160 shares of Class A Common Stock, par value $.01 per share, of the Company at an initial exercise price of $0.40 per share, subject to adjustment under certain circumstances. In connection with the modifications and amendments to the Notes discussed below, the warrant exercise price was reduced to $0.20 per share. The Notes were issued primarily to finance further development and production enhancements to certain oil and gas properties acquired by the Company in 1994. Net proceeds of approximately $1.9 million were provided to the Company by the private offering.

         In March 1996, the Company entered into a commitment letter with a new lender to replace the Company's then existing bank indebtedness of approximately $1.6 million. The commitment letter required that the Company obtain certain modifications and amendments from the Holders before the new credit facility could be concluded. Such consents and amendments were approved by the Holders on March 8, 1996. As amended, the Notes provided for a final maturity on September 30, 2002 (instead of September 30, 2000) and the quarterly amortization of principal over four years, commencing in December 1998, at annual rates of 12.5%, 12.5%, 37.5% and 37.5% of the original principal amount (instead of amortization of principal over three years, commencing in December 1997, at annual rates of 12.5%, 37.5% and 50% of the original principal amount). In addition to other provisions amended, the exercise price of the warrants granted was reduced from $.40 per share to $.20 per share.

         The Company's Senior Credit Facility initially provided for up to $10 million in borrowings, subject to limitations of availability as a result of the Borrowing Base determination. The initial Borrowing Base under the Senior Credit Facility was $5 million. Initial proceeds from the Borrowing Base were used to refinance the Company's existing senior indebtedness of $1.6 million on March 11, 1996 and provided $900,000 to purchase a 3.125% working interest in an existing producing oil and gas lease located offshore Louisiana.

         On March 26, 1996, Offshore acquired leasehold interests in three gas wells located in Wheeler County, Texas ("Wheeler County") for a net purchase price of approximately $370,500. Funds of $320,500 from the Borrowing Base and working capital of $50,000 were used by the Company to make the acquisition of these wells. Drilling operates these gas wells.

         In April 1996, Offshore acquired various leasehold interests in approximately 31 onshore oil and gas wells located in Mississippi and Louisiana ("Belle") for an acquisition price of approximately $2.8 million, which includes 23 wells to be operated by Drilling. At closing, the Company paid half of the acquisition price with funds of approximately $1.1 million from the Borrowing Base and approximately $300,000 of working capital. By agreement with the seller, the remaining balance of approximately $1.4 million was financed by a note issued to the seller ("Seller's Note") payable with interest at prime on August 30, 1996. In August 1996, the Company requested the senior lender to increase the Borrowing Base to facilitate funding the Seller's Note. On August 30, 1996, the senior lender and the Company agreed to increase the Borrowing Base to $5.4 million. The Borrowing Base is determined by the senior lender, in its sole discretion, using procedures and standards customary for its petroleum industry customers, and represents the amount of borrowings which in the senior lender's opinion the Company's oil and gas properties will support. On August 30, 1996, the Seller's Note of approximately $1.45 million was paid with $1.2 million of additional financing through the Senior Credit Facility and approximately $251,000 of the Company's working capital.

         Effective January 16, 1997, in connection with the Righthand Creek acquisition and the Koch Private Placement, the Company and Drilling executed the First Amendment to the Senior Credit Facility which provided for the increase of the Senior Credit Facility to $50 million and the increase of the Borrowing Base on January 16, 1997 to approximately $17 million. The First Amendment also provided for extending the maturity date of the Senior Credit Facility to February 1, 2000. The Borrowing Base was subject to monthly reductions of $75,000 for February and March 1997, and is thereafter subject to monthly reductions of $333,000 until maturity or the next determination of the Borrowing Base. The Borrowing Base of approximately $16.5 million as of April 30, 1997 shall continue to reduce until February 1, 1998. The Company may, at its sole expense, request a redetermination prior to February 1, 1998.

         The interest rate options available to the Company are based on either a prime rate determination or a Eurodollar rate determination. The outstanding principal balance under the Borrowing Base will be subject to the senior lender's prime rate plus 0.5% calculated on actual days of a year consisting of 365 days, unless written notice is provided to the bank to elect an amount to be converted to a Eurodollar rate determination. The Company can elect that any amount of the outstanding principal under the Borrowing Base be converted into Eurodollar interest rate financing for recurring 30, 60, 90 or 180 day periods. The Eurodollar interest rate is based on the time period selected plus an incremental margin payable to the senior lender equivalent to 2.25%. Interest calculated under the Eurodollar rate is determined on actual days in a year consisting of 360 days. For any unused portion of the Borrowing Base, a commitment fee of 3/8ths of one percent per annum will be charged to the Company. The senior lender was paid a loan origination fee of $75,000 to facilitate the First Amendment. The outstanding principal balance of the Senior Credit Facility was $13.3 million at April 30, 1997.

         On January 16, 1997, Offshore completed the acquisition of producing oil and gas properties in Righthand Creek Field ("Righthand Creek") located in Allen Parish, Louisiana. The acquisition price of approximately $15.3 million was funded by approximately $9 million borrowed under the Senior Credit Facility and approximately $6 million from the proceeds of the $10 million Koch Private Placement.

         Lower oil and gas prices during calendar year 1995 adversely affected the Company's financial performance and cash flow. Approximately 54% of the Company's sales production volume during fiscal year ended January 31, 1996 was from gas. The average gas price for fiscal year 1996 was approximately $1.68 per mcf. Although posted natural gas and crude oil prices increased significantly during the fourth quarter of the fiscal year ended January 31, 1996, regional prices for those products did not increase at the same rate. During the fiscal year ended January 31, 1997, the increase in crude oil and natural gas sales, other than by the addition of oil and gas properties acquired, was attributable to the increase in the average unit prices of crude oil and natural gas received by the Company to $20.73 per bbl and $2.54 per mcf, respectively.

         The Company's ability to meet its current financial commitments, including those imposed by the Senior Credit Facility and the terms of the Preferred Stock, and to have access to additional working capital to operate and develop its existing oil and gas properties is principally dependent on the market prices for oil and natural gas, the production levels of the Company's properties, and the success of the development program commenced by the Company. The Company presently has no commitment for additional financing and there can be no assurance that the Company will be successful in obtaining additional financing when and if required. If the Company is unable to obtain additional financing when needed, it would consider, among other alternatives, sale of certain of its leasehold interests for additional capital, the curtailment of property acquisitions or development activities until internally generated funds become available, or other strategic alternatives in an effort to meet its financial requirements.

         Oil and gas exploration and production operations involve substantial economic risks. No assurances can be given that any current or future development plans and operations will be successful or that, if successful, production from the wells and the associated revenues over the productive life of the properties will equal or exceed the costs associated with properties and their development.

         The Company is not obligated to provide a fixed or determinable quantity of oil or gas in the future under any existing contracts, agreements, hedge or swap arrangements, except as described for the Righthand Creek oil contract above.

         Statements in this Annual Report including those contained in the foregoing discussion and other items herein, concerning the Company which are
(a) statements of plans and objectives for future operations, (b) statements of future economic performance, or (c) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The ultimate accuracy of forward-looking statements is subject to a wide range of business risks and changes in circumstances, and actual results and outcomes often differ from expectations. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the following: the timing and extent of changes in crude oil and natural gas prices; actions of the Company's purchasers and competitors; changes in the cost or availability of pipelines and other means of transporting products; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; future well performance; the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves; political developments in foreign countries, the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                                    PART III

Item 9.           Directors and Executive Officers of the Registrant

         See "Election of Directors" incorporated herein by reference from the Proxy Statement to the Company's Stockholders.

Item 10.          Executive Compensation

         See "Executive Compensation" incorporated herein by reference from the Proxy Statement to the Company's Stockholders.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         See "Voting Securities and Principal Stockholders" incorporated herein by reference from the Proxy Statement to the Company's Stockholders.

Item 12.          Certain Relationships and Related Transactions

         See "Related Transactions" incorporated herein by reference from the Proxy Statement to the Company's Stockholders.

Item 13.          Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  The exhibits listed on the accompanying Index to Exhibits on page E-1 are filed as part of this Form 10-KSB. The Company will furnish a copy of any exhibit to a requesting stockholder upon payment of a fee of $.25 per page.

                  10(o)    Participation  Agreement between Mortimer Exploration
                           Company  and  Rio  Grande  Offshore,   Ltd.  for  the
                           Texas/Louisiana Yegua Project dated March 10, 1997.

         (b)      Reports on Form 8-K

                  The Company filed a Form 8-K on January 31, 1997 which describes the Righthand Creek acquisition, the First Amendment to the Loan Agreement, and the Koch Private Placement.

                  The Company filed a Form 8-K/A on March 31 1997 to supplement the information filed by Form 8-K on January 31, 1997. Included in the Form 8-K/A are the pro forma statements of revenues and direct operating expenses for the Righthand Creek acquisition and the accompanying audit report by the Company's independent accountants.

         (c) No annual report or proxy material has been sent to the stockholders as of the date of this Form 10-KSB; however, the Company anticipates sending the Form 10-KSB and Proxy Statement on or about May 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIO GRANDE, INC.

By: /s/ ROBERT A. BUSCHMAN
   --------------------------------------------
    ROBERT A. BUSCHMAN, Chairman of the Board

Date: May 16, 1997

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT A. BUSCHMAN            Chairman of the Board           May 16,  1997
ROBERT A. BUSCHMAN                (Principal Executive)
                                  Officer and Director)

/s/ GUY R. BUSCHMAN               President and Director          May 16,  1997
---------------------------
GUY R. BUSCHMAN

/s/ GARY SCHEELE                   Vice President and             May 16,  1997
---------------------------        Secretary/Treasurer
GARY SCHEELE                       (Principal Financial and
                                   Accounting Officer)

/s/ JOHN G. HURD                   Director                       May 16,  1997
JOHN G. HURD

/s/ H. M. SHEARIN, JR.             Director                       May 16,  1997
 --------------------------
H. M. SHEARIN, JR.

/s/ RALPH F. COX                   Director                       May 16,  1997
---------------------------
RALPH F. COX

/s/ HOBBY A. ABSHIER, JR.          Director                       May 16,  1997
---------------------------
HOBBY A. ABSHIER, JR.

/s/ TODD E. BANKS                  Director                       May 16,  1997
---------------------------
TODD E. BANKS

/s/ DALE G. SCHLINSOG              Director                       May 16,  1997
---------------------------
DALE G. SCHLINSOG

                                INDEX TO EXHIBITS

The following  exhibits are numbered in  accordance  with Item 601 of Regulation
S-B:

3(a) Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to Form 8-K dated December 29, 1986 [File No. 1-8287]).

3(b) Bylaws of the Company (incorporated by reference to Exhibit 3(b) to Form 8-K dated December 29, 1986 [File No. 1-8287]).

3(c) Certificate of Amendment of Certificate of Incorporation of the Company (E-3).

4(a) Specimen stock certificate (incorporated by reference to Exhibit 4(a) to Form 8-K dated December 29, 1986 [File No. 1-8287]).

4(b) Specimen Stock Purchase Warrant (incorporated by reference to Exhibit 4(b) to form 8-K dated December 29, 1986 [File No. 1- 8287]).

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

4(g) Consents to Proposed Transactions by the Holders to the Company (incorporated herein by reference from March 26, 1996 Form 8-K).

4(h) Amendment to Warrant Agreement among the Company and the Holders (incorporated herein by reference from March 26, 1996 Form 8-K).

4(i) Certificate of Designation, Preferences and Rights of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock of Rio Grande, Inc. dated January 15, 1997 (incorporated herein by reference from January 31, 1997 Form 8-K).

4(j) Preferred Stock Purchase Agreement between Koch Exploration Company and Rio Grande, Inc. dated January 16, 1997 (incorporated herein by reference from January 31, 1997 Form 8-K).

4(k)     Registration  Rights  Agreement  between  Rio  Grande,  Inc.  and  Koch
         Exploration Company dated January 16, 1997 (incorporated herein by reference from January 31, 1997 Form 8-K).

4(l) Stockholders Agreement between Robert A. Buschman, Guy Bob Buschman, Rio Grande, Inc., and Koch Exploration Company dated January 16, 1997 (incorporated herein by reference from January 31, 1997 Form 8-K).

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

10(c) Loan Agreement by and between International Bank of Commerce and Rio Grande Drilling Company dated June 26, 1992 (incorporated herein by reference from July 31, 1992 Form 10-Q).

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

10(i) Engagement letter between Reid Investment Corporation and Rio Grande, Inc. dated August 28, 1996, as exclusive agent to sell equity in Rio Grande, Inc. (incorporated herein by reference from October 31, 1996 Form 10-QSB).

10(j) Purchase and Sale Agreement between Brechtel Energy Corporation, et al and Rio Grande Offshore, Ltd. dated November 20, 1996 for the acquisition of oil and gas properties located in the Righthand Creek Field, Allen Parish, Louisiana (incorporated herein by reference from October 31, 1996 Form 10-QSB).

10(k) First Amendment to Loan Agreement between Rio Grande, Inc., Rio Grande Drilling Company and Comerica Bank - Texas dated January 15, 1997 (incorporated herein by reference from January 31, 1997 Form 8-K).

10(l) Employment Agreement between Rio Grande, Inc., Rio Grande Drilling Company and Guy Bob Buschman dated January 16, 1997 (incorporated herein by reference from January 31, 1997 Form 8-K).

10(m) Employment Agreement between Rio Grande, Inc., Rio Grande Drilling Company and Gary Scheele dated January 16, 1997 (incorporated herein by reference from January 31, 1997 Form 8-K).

10(n) Master Commodity Swap Agreement between Rio Grande, Inc. and Koch Oil Company dated January 16, 1997 (incorporated herein by reference from January 31, 1997 Form 8-K).

10(o) Participation Agreement between Mortimer Exploration Company and Rio Grande Offshore, Ltd. for the Texas/Louisiana Yegua Project dated March 10, 1997 with attached amended letter agreement (E-4).

22 The following list sets forth the name of each subsidiary or affiliate of the Company, with the State of incorporation as noted which are wholly-owned by the Company (except as noted):

                  Rio Grande Drilling Company, Texas corporation Rio Grande Desert Oil Company, Nevada corporation Rio Grande Offshore, Ltd., a Texas limited partnership Rio Grande GulfMex, Ltd., a Texas limited partnership (80% interest)

27       Financial Data Schedule (F-29).

99(a) Private Offering Memorandum of the Company dated August 27, 1995 (incorporated herein by reference from October 31, 1995 Form 10-QSB).

                          MORTIMER EXPLORATION COMPANY
                             PARTICIPATION AGREEMENT
                          TEXAS/LOUISIANA YEGUA PROJECT

         THIS AGREEMENT is made and entered into this _____ day of March, 1997 [to be effective as of the 1st day of January, 1997] by and between MORTIMER EXPLORATION COMPANY ("MEC"), whose address is 8700 Crownhill Boulevard, Suite 800, San Antonio, Texas 78209-1197 [telephone: 210) 821-6168; facsimile: (210)
821-6203] and RIO GRANDE OFFSHORE, LTD. ("RG"), whose address is 10101 Reunion Place, Union Square, Suite 210, San Antonio, Texas 78216-4156 [telephone: (210) 308-8000; facsimile (210) 308-8111]. In consideration of the mutual covenants herein made, the parties agree as follows:

                                       I.
                                    EXHIBITS

         The following Exhibits are attached hereto and shall be considered part of this Agreement:

          Exhibit "A":   Identification  of Project Area.
          Exhibit "B":   Schedule of Working Interest Ownership
          Exhibit "C":   JERRML/Signature  Agreement.
          Exhibit "D":   Joint Operating  Agreement [JOA].
          Exhibit "E":   Form of Assignment.
          Exhibit "F":   JERRML/Mortimer  Agreement.
          Exhibit "G":   Estimated  Budget.

                                      II.
                                  DEFINITIONS

         For purposes of this Agreement, the following definitions shall apply:

1. "Drillable Prospect" is any single Prospect within the Prospect Area proposed and identified by MEC containing acreage of sufficient size to drill at least two wells and with estimated reserves of at least 200,000 barrels of oil or gas equivalent. Under no circumstance will a one well step out be defined as a Drillable Prospect. A proposed Drillable Prospect not meeting these parameters will be excluded from this Agreement unless specifically accepted in writing by both RG and MEC.

2. "Working Interest" is defined as that portion of the oil and gas leasehold estate which is owned or assigned by MEC to RG and which is subject to its proportionate share of all geological and geophysical evaluation, drilling and completing of wells within a Drillable
         Prospect; including but not limited to seismic permits, options, leases, evaluations, interpretations, analysis, land, legal, drilling, reworking, and completion of wells, including any and all costs, expenses, and overhead identified in the JOA or which are associated or allocated to a Drillable Prospect.

3. "Carried Working Interest" is defined as that portion of the oil and gas leasehold estate which does not bear its proportionate share of any cost or expense associated with drilling a well within a Drillable Prospect until such well either reaches casing point (as to Signature's interest) or through the tanks (as to MEC's interest).

                                      III.
                               INTEREST ACQUIRED

         For the consideration herein expressed, RG will acquire an undivided fifty percent (50%) of the right, title and interest owned by MEC within the Prospect Area (or "Project"), subject to the JERRML/Signature Agreement, JERRML/Mortimer Agreement and Joint Operating Agreement. The Interest of RG is subject to the following:

                                  CONSIDERATION

1. A payment by RG to MEC of the sum of fifty percent (50%) of Sixty-Seven Thousand Three Hundred Sixty-Six Dollars ($67,366.00) being Thirty-Three Thousand Eight Hundred Sixty-Three Dollars ($33,863.00) upon execution of this Agreement representing costs incurred as to the Project prior to January 1, 1997.

2. A payment by RG to JERRML of the sum of fifty percent (50%) of Ten Thousand Dollars ($10,000.00) being Five Thousand Dollars ($5,000.00) upon execution of this Agreement representing the "JERRML Payment" shown on Exhibit "G" attached hereto.

3. Beginning January 1, 1997, payment to MEC on or before fifteen (15) days from receipt of invoice of an undivided fifty percent (50%) of all costs associated with the Project, including but not limited to: (i) overhead, (ii) seismic, and (iii) lease acquisition.

4. Payment by RG to MEC of its portion of all costs associated with drilling of the first two (2) wells ("Commitment Wells") within the Prospect Area.

                                       IV.
                     PARTICIPATION AND CONDUCT OF OPERATIONS

         By execution of this Agreement, RG does hereby commit to participate in all costs associated with drilling of the first two (2) wells on two separate Drillable Prospects within the Project Area. In the event seismic operations turn up more than two Drillable Prospects, RG and MEC will mutually agree on the first two prospects to be drilled which will be considered the two Commitment Wells. RG has the option to forego participation in any subsequent well proposed on a "new" Drillable Prospect after the drilling of the two Commitment Wells. In the event RG elects not to participate in the drilling of a well on a "new" Drillable Prospect, it shall automatically forfeit all right, title, and interest in and to the entire Project and in any additional wells drilled or to be drilled on any other "new" Drillable Prospect. However, RG shall retain its interest in all previously drilled Prospects. Wells drilled pursuant to this Agreement shall be subject to the terms and provisions of the Joint Operating Agreement.

                                       V.
                            CARRIED WORKING INTEREST
                                   ASSIGNMENT

1. MEC will retain a Nine and One-Half Percent (9.5%) Carried Working Interest through the tanks on the initial wells drilled on the first six (6) Drillable Prospects.

2. Beginning with the seventh Drillable Prospect, MEC shall retain a Twelve Percent (12%) Undivided Working Interest.

3. RG and MEC shall bear proportionately the Signature Five Percent (5%) Carried Working Interest as to the initial wells drilled on the first six (6) Drillable Prospects.

4. Beginning with the seventh Drillable Prospect, Signature's Carried Working Interest shall be borne solely by MEC.

5. RG shall receive its Assignment on a Drillable Prospect by Drillable Prospect Basis.

                                      VI.
                                   OPERATIONS

         RG shall be Operator of Record as to all Drillable Prospects in which it owns an interest. In the event RG does not elect to participate in a new Drillable Prospect, MEC shall be the Operator.

                                      VII.
                                      TERM

         The term of this Agreement shall commence upon the Effective Date hereof and shall continue for a period of four (4) months. RG may extend the original four (4) month term for additional six (6) month periods by providing written notice to MEC on or before thirty (30) days prior to the expiration of the original term or any subsequent six (6) month extension period. This Agreement may not be cancelled by either Party within the original four (4) month term, or in any optional six (6) month period without three (3) months advance written notification.

                                      VIII.
                                  MISCELLANEOUS

1. The interest of RG is subject to the terms and conditions of the Agreements attached hereto.

2. Venue for any legal proceedings shall be in San Antonio, Bexar County, Texas.

3. Budget meeting will be held monthly and estimated expenses will be mutually agreed upon.

4. The interest set out to RG in this Agreement will be assigned to other parties that RG designates. RG will inform MEC of said Assignees and MEC will bill each Assignee individually for all costs under this Agreement.

         WITNESS the execution hereof by the parties as of the dates of the acknowledgment of their execution, but effective for all purposes as of the Effective Date.


                                           MORTIMER EXPLORATION COMPANY




                                           By: __________________________



                                           RIO GRANDE OFFSHORE, LTD.
                                           By:      Rio Grande Drilling Company,
                                                    General Partner


                                           By: __________________________

                                           Name:_________________________

                                           Title:________________________

                                 ACKNOWLEDGMENT


STATE OF TEXAS                      ss.
                                    ss.
COUNTY OF BEXAR                     ss.

         This instrument was acknowledged before me on the ______ day of _________________, 1997, by ______________________________, the
_______________________ of Mortimer Exploration Company, a Texas corporation, on behalf of said corporation.


                                            ----------------------------------
                                            Notary Public, State of Texas




STATE OF TEXAS                      ss.
                                    ss.
COUNTY OF BEXAR                     ss.

         This instrument was acknowledged before me on the ______ day of _________________, 1997, by _______________________________, the
______________________ of Rio Grande Drilling Company, General Partner of Rio Grande Offshore, Ltd., on behalf Rio Grande Offshore, Ltd.


                                            ----------------------------------
                                            Notary Public, State of Texas

                                                              April 28, 1997


Mr. Guy Bob Buschman
Rio Grande Offshore, Ltd.
10101 Reunion Place
Union Square, Suite 210
San Antonio, Texas  78216-4156
                                       RE:      Clarification of Effective Date
                                                of Rio Grande/Mortimer Agreement
                                                Executed March 10, 1997 covering
                                                Texas/Louisiana Yegua Project

Dear Guy Bob:

         You have brought to our attention that the Agreement we signed covering the Texas/Louisiana Yegua Project referenced above is unclear as to the Effective Date of said Agreement. Please use this letter as a clarification of said Agreement whereby we jointly agree that the Effective Date of the Agreement is the date of execution, March 10, 1997. All other terms and conditions of said Agreement will remain as they are stated in the Agreement.

         Please signify below your acceptance to this clarification and return one copy of this letter to me at the address below.

         Thank you very much.

                                                 Yours truly,


                                                 Leon N. Walthall, III
                                                 Vice President - Land


ACCEPTED AND AGREED TO this ____ day of __________________, 1997.

         RIO GRANDE OFFSHORE, LTD.
By:      Rio Grande Drilling Company,
         General Partner


By:_____________________________
   Guy Bob Buschman
   President

LNW/nls
Enclosure

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Rio Grande, Inc.:

We have audited the consolidated balance sheet of Rio Grande, Inc. and Subsidiaries as of January 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended January 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rio Grande, Inc. and Subsidiaries as of January 31, 1997, and the results of their operations and their cash flows for the years ended January 31, 1997 and 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1, in 1997 the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."





                                                KPMG PEAT MARWICK LLP




San Antonio, Texas
April 30, 1997

                        RIO GRANDE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                    January 31, 1997
                                                    ----------------
         Assets
Current assets:
  Cash and cash equivalents                           $  1,045,331
  Trade receivables                                      1,808,663
  Prepaid expenses                                          36,819
                                                      ------------
         Total current assets                            2,890,813
                                                      ------------

Property and equipment, at cost:
  Oil and gas properties, successful efforts method     24,976,467
  Transportation equipment                                 133,555
  Other depreciable assets                                 399,933
                                                      ------------
                                                        25,509,955
  Less accumulated depreciation, depletion and
  amortization                                         (4,111,900)
                                                      ------------
         Net property and equipment                     21,398,055
                                                      ------------

Other assets:
  Platform abandonment fund                              1,001,963
  Other assets, net                                        654,183
                                                       -----------
                                                         1,656,146
                                                       -----------
         Total Assets                                 $ 25,945,014
                                                      ============

         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                       1,031,137
  Accrued expenses                                         203,837
  Current installments of long-term debt                 3,350,868
                                                      ------------
         Total current liabilities                       4,585,842
                                                      ------------

  Accrued platform abandonment expense                   1,050,706
  Long-term debt, excluding current installments        10,010,442
  Minority interest in limited partnership                 129,613

  Redeemable preferred stock, $0.01 par value;
    $10 redemption value.  Authorized 1,700,000
    shares; issued and outstanding 1,000,000 shares     10,000,000

  Common stock of $0.01 par value. Authorized
    10,000,000 shares; issued and outstanding
    5,552,760 shares                                        55,528
  Additional paid-in capital                             1,029,338
  Deficit                                                 (916,455)
                                                      ------------

         Total Stockholders' Equity                        168,411

Contingent liabilities

         Total Liabilities and Stockholders' Equity   $ 25,945,014
                                                      ============

See accompanying notes to consolidated financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                     Year ended January 31,
                                                --------------------------------
                                                     1997               1996
                                                     ----               -----
Revenues:
  Oil and gas sales                            $     5,337,593        3,148,311
                                                     ---------        ----------
Costs and expenses:
  Lease operating                                    2,394,318        1,565,682
  Dry hole costs and lease abandonments                821,982          236,116
  Depletion of oil and gas producing properties      1,637,634          933,231
  Depreciation and other amortization                  305,414           72,502
  Provision for abandonment expense                    140,800          182,481
  General and administrative                         1,297,010        1,322,736
                                                     ---------        ----------
     Total costs and expenses                        6,597,158        4,312,748
                                                     ---------         ---------
Loss from operations                                (1,259,565)      (1,164,437)
                                                     ----------       ---------
Other income (expense):
  Interest expense                                    (695,580)        (318,222)
  Interest income                                       78,415           64,281
  Gain on sale of assets, net                          315,884        1,237,411
  Minority interest in earnings of limited partnership (94,034)        (281,188)
                                                      ---------       ----------
     Total other income (expense)                     (395,315)         702,282
                                                      ---------       ----------
Loss before income taxes                            (1,654,880)        (462,155)
Income taxes                                               260            2,924
                                                      ---------       ----------
Net loss                                            (1,655,140)        (465,079)
Cash dividends on preferred stock                       32,877              -
                                                      ---------       ----------
Net loss applicable to common stock                 (1,688,017)        (465,079)
                                                     ===========       =========
Net loss per common share                    $           (0.30)           (0.08)
                                                     ===========       =========
Weighted average common shares outstanding           5,552,760        5,552,760
                                                     =========         =========

See accompanying notes to consolidated financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity



                                              Additional  Retained    Total
                                       Common   paid-in   earnings stockholders'
                                       stock    capital  (deficit)    equity
                                      ------- ---------- ---------- -----------
Balances at January 31, 1995          55,528  1,029,338  1,236,641   2,321,507
  Net loss                              --       --       (465,079)   (465,079)
                                      ------- ---------- ----------  ----------
Balances at January 31, 1996          55,528  1,029,338    771,562   1,856,428
  Net loss                               --      --     (1,655,140) (1,655,140)
  Cash dividends on preferred stock      --      --        (32,877)    (32,877)
                                      -------- -------- -----------  ----------
Balances at January 31, 1997        $ 55,528  1,029,338   (916,455)    168,411
                                      ======  ========== ==========  ==========























See accompanying notes to consolidated financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                     Year ended January 31,
                                                  ------------------------------
                                                      1997             1996
                                                  -----------      ------------
Cash flows from operating activities:
  Net loss                                    $   (1,655,140)          (465,079)
  Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
  Depreciation and amortization                      305,414             72,502
  Depletion of oil and gas producing
     properties                                    1,637,634            933,231
  Provision for abandonment expense                  140,800            182,481
  Gain on sale of assets, net                       (315,884)        (1,237,411)
  Minority interest in earnings of
     limited partnership                              94,034            281,188
  Decrease (increase) in accounts receivable      (1,171,371)           111,700
  Decrease (increase) in prepaid expenses            (23,264)            16,524
  Increase in accounts payable and accrued
     expenses                                        498,686            315,616
  Decrease in accrued platform abandonment expense  (129,452)          (122,196)
                                                   ----------          ---------
Net cash provided by (used in) operating
     activities                                     (618,543)            88,556
                                                   -----------         ---------
Cash flows from investing activities:
  Purchase and development of oil and gas
     producing properties                        (19,259,658)          (828,061)
  Additions to other property and equipment          (49,859)           (33,119)
  Net reductions in platform abandonment fund         33,607             23,955
  Additions to other assets                          (12,870)               -
  Proceeds from the sale of property and equipment   861,731          1,646,834
                                                   -----------        ----------
Net cash provided by (used in) investing
     activities                                  (18,427,049)           809,609
                                                   -----------        ----------
Cash flows from financing activities:
  Additions to other assets                         (696,359)          (147,650)
  Proceeds from long-term debt                    19,436,045           2,000,000
  Repayment of long-term debt                     (9,758,950)        (1,333,589)
  Proceeds from issuance of redeemable
     preferred stock                              10,000,000               -
  Contribution from limited partners of
     limited partnership                               -                 97,833
  Distribution to limited partners                  (134,081)          (465,183)
                                                  -----------         ----------
Net cash provided by financing activities         18,846,655            151,411
                                                  ----------          ----------
Net increase (decrease) in cash and cash
     equivalents                                    (198,937)         1,049,576
Cash and cash equivalents at beginning of year     1,244,268            194,692
                                                   ----------         ----------
Cash and cash equivalents at end of year      $    1,045,331          1,244,268
                                                   =========          ==========

See accompanying notes to consolidated financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996


(1)      Description of Business and Summary of Significant Accounting Policies

         Business

                  The Company had been engaged in the contract drilling of oil and gas wells since its incorporation in Texas in 1978 until May 1992.

                  In June 1992, Drilling formed a Texas limited partnership, Offshore, to acquire certain non- operated oil and gas properties located offshore Louisiana in the Gulf of Mexico and onshore properties located in Louisiana, Texas, and Michigan. Offshore subsequently has acquired additional non-operated oil and gas properties in Texas, Oklahoma, and Wyoming.

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

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

         Organization and Principles of Consolidation

                  The consolidated  financial statements include the accounts of
         Rio  Grande,   Inc.   (the   "Company")   and  its   subsidiaries   and
         majority-owned limited partnerships as follows:


                                             Form of                   Ownership
                     Name                  Organization     Status     Interest

          Rio Grande Drilling Company      Corporation      Active         100%
          ("Drilling")

          Rio Grande Desert Oil Company    Corporation      Active         100%
          ("RG-Desert")

          Rio Grande Offshore, Ltd.        Partnership      Active         100%
          ("Offshore")

          Rio Grande GulfMex, Ltd.         Partnership      Active          80%
          ("GulfMex")

                  Prior to February 1, 1996, Drilling's ownership interest in the oil and gas properties acquired by Offshore was 80%. Robert A. Buschman ("Buschman"), H. Wayne Hightower and H. Wayne Hightower, Jr. (the "Hightowers") owned the remaining 20% interest. As a result of the Company's 80% ownership interest, GulfMex's financial statements are combined with the Company's financial statements prepared as of January 31, 1997. The minority interests of Buschman and the Hightowers are separately set forth in the balance sheet and the statements of operations of the Company. The statement of operations for the period ended January 31, 1996 has been reclassified to provide for a more meaningful comparison with the results of operations for the period ended January 31, 1997.

                  Effective February 1, 1996, Buschman and the Hightowers agreed to restructure Offshore whereby the aggregate 20% minority limited partnership interests of Buschman and the Hightowers would be redeemed, and as a result of in kind distributions, became proportionate working interest owners of the onshore oil and gas properties previously held by Offshore. All existing interests in the offshore oil and gas properties held by Offshore at January 31, 1996 were conveyed to GulfMex, a newly formed Texas limited partnership, which has the same proportionate ownership structure as that of Offshore prior to the restructuring. Buschman and the Hightowers no longer are limited partners of Offshore and are now 20% limited partners in GulfMex. Subsequent to January 31, 1996, Offshore is 100% indirectly owned by the Company and GulfMex is 80% indirectly owned by the Company which is reflected in the consolidated financial statements prepared as of January 31, 1997.

                 All   intercompany   balances  and   transactions   have  been
         eliminated in consolidation.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

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

                  Capitalized costs of proved properties are periodically reviewed for impairment on a property-by-property basis, and, if necessary, an impairment provision is recognized to reduce the net carrying amount of such properties to their estimated fair values. Fair values for the properties are based on future net cash flows as reflected on the year end reserve report. As a result of the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recognized a non-cash pre-tax charge against earnings of approximately $261,000 related to oil and gas properties.

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

                  The Company  files a  consolidated  Federal  income tax return
         with  its   subsidiaries,   including  the   operations   from  certain
         partnerships.

         Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

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

         Fair Value of Financial Instruments

                  Because of their maturities and/or interest rates, the Company's financial instruments have a fair value approximating their carrying value. These instruments include trade receivables and long-term debt. The fair value of the redeemable preferred stock approximates its carrying value due to the timing of the issue of the redeemable preferred stock.

         Stock-Based Compensation

                  Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," allows a Company to adopt a fair value based method of accounting for stock-based employee compensation plans or to continue to use the intrinsic-value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to account for stock-based compensation under the intrinsic-value method under the provisions of APB Opinion 25 and related Interpretations. Under this method, compensation expense is recognized for stock options when the exercise price of the options is less than the value attributed to the stock on the date of grant. The impact of SFAS No. 123 had no material effect on the Company's consolidated results of operations or financial condition.

         Recently Issued Accounting Pronouncement

                  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. This Standard, effective for financial statements issued for periods ending after December 15, 1997, replaces the presentation of primary earnings per share with a presentation of basic earnings per share. In addition, this standard requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. The Company does not anticipate the adoption of SFAS No. 128 will have an impact on earnings per share for 1997 and 1996.

         Hedging Transactions

                  The Company may enter into commodity derivative contracts for non-trading purposes as a hedging strategy to manage commodity prices associated with certain oil and gas sales and to reduce the impact of

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

         price fluctuations. The Company primarily uses collar arrangements for production on properties. While derivative financial instruments are intended to reduce the Company's exposure to declines in the market price of oil and natural gas, the derivative financial instruments may limit the Company's gain from increases in the market price of oil and natural gas. Income and costs related to these hedging activities are recognized in oil and gas revenues when the commodities are produced.

         Sales Contract

                  Effective February 1, 1997, Offshore's contract marketing agent entered into a one year sales contract with an independent oil purchaser to deliver up to an average of 650 bbl crude oil daily in Righthand Creek. The sales contract provides for a floor price of $20 per bbl and a ceiling price of $23.45 per bbl crude oil delivered from Righthand Creek. The price determination for the crude oil is based on the posted price of Louisiana Sweet Crude at St. James, Louisiana ("LLS") plus a posting bonus of $1.50 per bbl ("Bonus"). Under the terms of the sales contract, there is no penalty for under delivery of oil from Righthand Creek unless the LLS plus Bonus exceeds $23.45 per bbl. If the penalty clause is invoked, the amount of penalty due would be computed as follows: the sum of 650 bbl daily crude oil contracted times the number of days in the month less the actual barrels delivered times the difference between LLS plus Bonus less $23.45. Although the Righthand Creek wells are currently producing less than the 650 bbl daily crude oil requirement, the LLS plus Bonus has been less than $23.45 per bbl.

                  Except as described above, the Company is not obligated to provide a fixed or determinable quantity of oil and gas in the future under any existing contracts, agreements, hedge or swap arrangements.

(2)      Acquisition of Oil and Gas Properties

                  During the year ended January 31, 1997, Offshore made four significant acquisitions of producing oil and gas properties. On March 11, 1996, Offshore acquired for $900,000 a 3.125% leasehold interest in a non-operated producing federal oil and gas lease and platform located offshore Louisiana ("Block 76"). Subsequently, in July 1996, Offshore acquired an additional 1.041667% leasehold interest in the same property for $270,000. This acquisition increased Offshore's net total estimated remaining proved reserves by approximately 1.2 bcf natural gas and 80,000 bbls of condensate as of the effective date of acquisition.

                  On March 26, 1996, Offshore acquired various leasehold interests in three gas wells located in Wheeler County, Texas ("Wheeler County") for a net purchase price of $370,500. The total estimated remaining net proved reserves acquired effective with this acquisition were approximately 3 mbbls oil and condensate and 868 mmcf natural gas.

                  In April 1996, Offshore acquired various leasehold interests in 31 oil wells located in Mississippi and Louisiana ("Belle") for a net purchase price of approximately $2.8 million, which includes 23

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

         wells operated by Drilling. The total estimated remaining net proved reserves effective with this acquisition were approximately 1,110 mbbls oil and condensate.

                  On January 16, 1997, Offshore completed the acquisition of producing oil and gas properties in the Righthand Creek Field ("Righthand Creek") located in Allen Parish, Louisiana. The effective date of the Righthand Creek acquisition was November 1, 1996. The acquisition price for Righthand Creek was approximately $15.3 million for total estimated remaining proved producing reserves as of the effective date of approximately 2 million bbls of oil and 2 bcf natural gas net to Offshore's interest. The acquisition price is subject to adjustment under certain circumstances as described below. Due to timing of closing the acquisition, the revenues and related lease operating expenses for November 1996 through January 1997 have been recorded as an adjustment to the acquisition price. Drilling is the operator for the Righthand Creek wells. The reserve information discussed above is unaudited.

                  The following pro forma financial information for the year ended January 31, 1997 and 1996 gives effect to the above acquisitions as though they were effective at the beginning of those respective periods. The pro forma information may not be indicative of the results that would have occurred had the acquisitions been effective on the dates indicated or of the results that may be obtained in the future. The pro forma information should be read in conjunction with the consolidated financial statements and notes thereto of the Company.


                                                           Pro Forma
                                                     Year Ended January 31,
                                                     ----------------------
                                                           (unaudited)
                                                      1997              1996
                                                      ----              ----
         Net revenues                             $ 10,481,000        7,500,000
         Net loss applicable to common stock      $ (1,146,000)      (1,901,000)
         Net loss per common and common
          equivalent share                        $      (0.21)           (0.34)
         Weighted average common and common
          equivalent shares outstanding              5,552,760        5,552,760


(3)     Platform Abandonment Fund

                  The existing oil and gas properties which are located in federal waters offshore Louisiana consist of a series of platforms for each "OCS" lease, each of which accommodate one or more producing oil and gas wells. Federal regulations mandate strict rules for the plugging and abandonment of the offshore wells and platforms. Due to the offshore locations, the costs related with such plugging and abandonment can be substantial; therefore, the operator of the offshore oil and gas properties has scheduled monthly deductions from production

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

         proceeds of the working interest owners of certain properties to fund the total estimated liability at the completion of the productive life of the wells and platform. The amount deducted each month is based upon a ratio of that month's production to the estimated remaining proved producing reserves of each property. GulfMex's estimated ultimate plugging and abandonment requirements may increase due to inflation or other circumstances, or may decrease as a result of a sale of the platform with the buyer assuming plugging and abandonment liabilities. The operator commenced the plugging and abandonment of the platform and wells for Eugene Island Block 343 and anticipates that the plugging and abandonment should be completed by June 1997. GulfMex will need to fund approximately $34,000 in excess of its abandonment escrow for its portion of the abandonment liability for that platform. The operator estimates the total plugging and abandonment liability for the remaining platforms in which GulfMex or Offshore own interests and wells to be approximately $1.4 million, of which $1 million has been accrued. GulfMex's abandonment escrow account as of January 31, 1997 is approximately $1 million.

(4)     Long-Term Debt

                 Long-term debt consists of the following:
                  Senior indebtedness                               $13,300,000
                  Vehicle loans                                          61,310
                                                                     ----------
                                                                     13,361,310
                  Less current installments of long-term debt         3,350,868
                                                                     ----------
                                                                    $10,010,442
                                                                    ===========

                  On September 27, 1995, the Company consummated a private offering of 11.5% subordinated notes ("Notes") for a total principal amount of $2,000,000. The Notes were issued primarily to finance further development and production enhancements to certain West Texas oil and gas properties acquired by the Company in 1994.

                  On March 8, 1996, the Company executed a loan agreement with a senior lender which provided a new senior credit facility ("Senior Credit Facility") in an aggregate principal amount of up to $10,000,000. The initial available credit under this credit facility was $4,967,000 (the "Borrowing Base"). The Senior Credit Facility was used to refinance the Company's existing senior indebtedness of $1,575,000 on March 11, 1996 and provide $900,000 to purchase a 3.125%
         working interest in an existing producing oil and gas lease located offshore Louisiana for an acquisition price of $900,000.

                  On March 26, 1996, the Company acquired various leasehold interests in three gas wells located in Wheeler County, Texas for a net purchase price of approximately $370,500 of which approximately $320,500 was financed by the Senior Credit Facility.

                  On April 12, 1996, the Company acquired various leasehold interests in 31 onshore oil wells located in Mississippi and Louisiana for a net acquisition price of approximately $2.8 million of which approximately $1.1 million was financed by the senior lender for a total outstanding bank indebtedness of approximately $3.8 million on that date. Approximately, $300,000 was funded from working capital.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

         By an agreement with the seller, the remaining balance of approximately $1.4 was financed by a seller's note (" Seller's Note") payable with interest at prime on August 30, 1996. In August 1996, the Company requested the senior lender to increase the Borrowing Base to facilitate funding the Seller's Note. On August 30, 1996, the senior lender and the Company agreed to increase the Borrowing Base to approximately $5.4 million. The Borrowing Base is determined by the senior lender, in its sole discretion, using procedures and standards customary for its petroleum industry customers, and represents the amount of borrowings which, in the senior lender's opinion, the Company's oil and gas properties will support. On August 30, 1996, the Seller's Note of approximately $1.45 million was paid with $1.2 million of additional financing through the Senior Credit Facility and approximately $251,000 of the Company's working capital.

                  Effective January 16, 1997, the Company and Drilling executed the First Amendment to the Senior Credit Facility with the senior lender which provided for the increase of the Senior Credit Facility to $50 million and the increase of the Borrowing Base to approximately $17 million on that date. The Borrowing Base is subject to monthly reductions of $333,000 beginning April 1, 1997 until maturity or the next determination of the Borrowing Base on February 1, 1998. The Company may, at its sole expense, request a redetermination prior to February 1, 1998. The First Amendment also provided for extending the maturity date of the Senior Credit Facility to February 1, 2000.

                  All  of  the  Company's  interests  (direct  or  indirect)  in existing oil and gas properties, miscellaneous assets, and future oil and gas property acquisitions will serve as collateral for the Senior Credit Facility. The Senior Credit Facility contains various restrictions including, but not limited to, restrictions on payments of dividends or distributions other than those capital distributions to Buschman and the Hightowers in GulfMex, maintenance of positive working capital, and no change in the ownership control or the President of the Company. At January 31, 1997, the Company was in compliance with the restrictions in the Senior Credit Facility.

                  The senior lender's initial commitment to provide the Company a Senior Credit Facility required that the Company obtain certain modifications and amendments from the holders ("Holders") of the 11.50% Notes before the Senior Credit Facility could be concluded. Such consents and amendments were approved by the Holders on March 8, 1996. The Notes were paid in full by the Company on January 31, 1997.

                  The First Amendment to the Senior Credit Facility provides for the payment of dividends on the various preferred stock acquired by Koch unless an event of default under the Senior Credit Facility has occurred and is continuing. The Koch Private Placement provides for certain restrictions on the Company's total indebtedness. The Company can only increase indebtedness through the Senior Credit Facility; however, if the incurrence of additional debt results in the Company's total indebtedness exceeding 65% of the present value of the Company's proved reserves discounted at 12%, the Company cannot incur any additional debt.

                  The interest rate options available to the Company are based either on a prime rate determination or a Eurodollar rate determination. The outstanding principal balance under the Borrowing

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

         Base will be subject to the senior lender's prime rate plus 0.5% calculated on actual days of a year consisting of 365 days unless written notice is provided to the bank to elect an amount to be converted to a Eurodollar rate determination. The Company can select any amount of the outstanding principal under the Borrowing Base to be converted into recurring terms of 30, 60, 90 or 180 day periods. The interest rate is based on the time period selected plus an incremental margin payable to the senior lender equivalent to 2.25%. Interest under the Eurodollar rate is determined on actual days of a year consisting of 360 days. For any unused portion of the Borrowing Base, a commitment fee of 3/8ths of one percent per annum will be charged to the Company. The senior lender was paid a loan origination fee of $75,000 to facilitate the First Amendment. The outstanding principal balance of the Senior Credit Facility was $13.3 million at January 31, 1997.

                  Interest expense paid during the years ended January 31, 1997 and 1996, was approximately $695,000 and $318,000, respectively. The average interest rate for the years ended January 31, 1997 and 1996 was 9.78% and 10.69%, respectively.

                  The scheduled reductions to principal outstanding at January 31, 1997 for each of the fiscal years ending January 31 are as follows:

                               1998                            $     3,350,106
                               1999                                  4,017,217
                               2000                                  4,012,456
                               2001                                  1,981,531
                                                                   -----------
                                                                $   13,361,310
                                                                   ===========

(5)      Income Taxes

                  The Company utilizes the asset and liability method to account for income taxes as prescribed by Statement of Financial Accounting Standards No. 109. Under this method, deferred income tax assets or liabilities are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                  There was no federal income tax expense for the years ended January 31, 1997 and 1996. State income tax for the years ended January 31, 1997 and 1996 was $260 and $2,924, respectively.

                  Actual  tax  expense  in  1997  and  1996   differs  from  the
         "expected" tax benefit (at 34%) primarily due to the change in the valuation allowance resulting from net operating loss carryforwards.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

                  The Company has significant tax carryforwards available to reduce its future tax liability. The following table summarizes the Company's tax carryforwards at January 31, 1997:

                     Description                  Amount       Expiration Date

          Federal and state net operating losses $19,992,000   1999 through 2012
          General business credits                    54,000   1998 through 2001
          Alternative minimum tax credits             15,000         None

                  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 1997 and 1996 are as follows:


                                                    1997              1996
                                               --------------   ---------------
Deferred tax liabilities:
  Property, plant and equipment,
   principally due to differences in
   depreciation, depletion and
   amortization                                 $  474,000               31,000
                                                  ----------          ----------

Deferred tax assets:
  Net operating loss carryforwards               6,597,000            6,704,000
  General business credit
    carryforwards                                   54,000               54,000
  Alternative minimum tax credit
    carryforwards                                   15,000               15,000
  Deferred abandonment costs and
other                                              140,000              253,000
                                                 ----------           ----------
    Total gross deferred tax assets             $6,806,000            7,026,000
                                                 ----------           ----------
    Total net deferred tax assets                6,332,000            6,995,000
  Less valuation allowance                       6,332,000            6,995,000
                                                 -----------          ----------
    Net deferred tax asset                           --                    --
                                                 ===========          ==========

                  A valuation allowance has been established to decrease total gross deferred tax assets to the amount of the total gross deferred tax liabilities due to the uncertainties involved in the ultimate realization  of  the  deferred  tax  assets.  The  valuation  allowance decreased by approximately $663,000 in 1997 and increased by approximately $986,000 in 1996 due to the change in the corresponding gross deferred tax assets and liabilities.

                  No federal income taxes were paid during the years ended January 31, 1997 and 1996.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

(6)      Redeemable Preferred Stock

                  On January 15, 1997, the Company filed a Certificate of Designation, Preferences and Rights of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock ("Certificate") with the Secretary of State, Delaware. The Certificate amended the Company's Certificate of Incorporation to establish three new series of preferred stock consisting of 700,000 shares of Series A Preferred Stock, 500,000 shares of Series B Preferred Stock, and 500,000 shares of Series C Preferred Stock, each having a par value of $.01 per share. The remaining 1,300,000 preferred shares of the Company's 3,000,000 total shares authorized preferred stock remain undesignated. The Certificate provides for the rights, preferences, powers, restrictions and limitations of the respective series of preferred stock, and the summary of the rights, preferences and other terms of the respective series of preferred stock.

                  On January 16, 1997, the Company and Koch Exploration Company ("Koch"), an affiliate of Koch Industries, Inc., concluded a $10 million private placement for the designated preferred stock as described above. Koch acquired 500,000 shares of Series A Preferred Stock for $5 million and 500,000 shares of Series B Preferred Stock for $5 million. The Koch Private Placement provides Koch the right and option to purchase up to an additional 200,000 shares of Series A Preferred Stock at the face value of $10 per share of Series A Preferred Stock at any time after January 16, 1999 but on or before January 16, 2000. The option may be exercised in whole or part. The Koch Private Placement also provides for a financing right of first refusal. If the Company intends to issue new securities, it shall give Koch written notice of such intention, describing the amount of funds the Company wishes to raise, the type of new securities to be issued, the price and general terms. Koch has 15 days from the date of the date of receipt of notice to agree to purchase all or part of such new securities.

                  Series A Preferred Stock. Pursuant to the Koch Agreement, 500,000 shares of Series A Preferred Stock were initially issued by the Company for consideration of $10 per share. Holders of the Series A Preferred Stock, which has a face value of $10, shall be entitled to receive, out of funds legally available, cumulative dividends at the rate of 15% of the face value payable on the first day of February, May, August and November of each year. The first dividend payment date will be May 1, 1997 and will include pro-rata dividends from the date of issuance on January 16, 1997 to May 1, 1997.

                  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock shall have preference, second only to the Senior Credit Facility, to the distribution of the assets of the Company up to an amount equal to the aggregate face value of the then outstanding Series A Preferred Stock plus accrued but unpaid dividends. The Company's merger, consolidation or any other combination into another corporation, partnership or other entity which results in the exchange of more than 50% of the voting securities of the Company requires the consent of the majority of the holders of the Series A Preferred Stock, however, the holders of the Series A Preferred Stock are not entitled to any other voting rights.

                  If the Company completes a registered public offering before January 16, 2002, all of the outstanding shares of Series A Preferred Stock must be redeemed at face value plus any accrued and unpaid dividends. If the Company does not successfully complete a registered public offering by January 16, 2002, the holders of a majority of the

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

         outstanding Series A Preferred Stock after that date may at anytime during the first 10 days after each dividend payment date require the Company to redeem shares of the Series A Preferred Stock equal to 10% of the aggregate number of shares of Series A Preferred Stock the Company issued. The Company may redeem after January 16, 2003 all of the issued outstanding shares of Series A Preferred Stock if all accrued dividends have been declared and paid prior to the notice of redemption by the Company. The Company must pay a premium of 10% of the face value of the Series A Preferred Stock to effectuate such redemption.

                  Series B Preferred Stock. Pursuant to the Koch Agreement, 500,000 shares of Series B Preferred Stock were issued by the Company for consideration of $10 per share. Holders of the Series B Preferred Stock, which has a face value of $10 per share, shall be entitled to receive, out of funds legally available, cumulative dividends at the rate of .035 shares of Series C Preferred Stock, which also has a face value of $10 per share. The dividend payment date for the Series B Preferred Stock is the first day of February, May, August and November of each year with the first dividend to be paid May 1, 1997 and shall include dividends beginning February 1, 1997. Dividends on the Series C Preferred Stock are payable in preference and priority to payment of dividends on the Series B Preferred Stock.

                  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series B Preferred Stock shall have preference in the distribution of the assets of the Company after and subject to the payment of the Senior Credit Facility and payment in full of all amounts, including accrued but unpaid dividends, required to be distributed to the holders of Series A Preferred Stock. The Series B Preferred Stock liquidation preference shall be in an amount equal to the aggregate face value of the then outstanding Series B Preferred Stock plus accrued but unpaid dividends.

                  If the Company successfully completes a registered public offering on or before January 16, 2002 which results in gross proceeds greater than $15 million but less than $20 million each holder of Series B Preferred Stock may elect to require the Company to redeem not more than one-half of the then issued and outstanding shares of Series B Preferred Stock at an amount per share of Series B Preferred Stock equal to the offering price per share of common stock in the registered public offering. Any holders of Series B Preferred Stock electing to redeem shares will have an equal percentage of Series B Preferred Stock converted into common stock of the Company.

                  Upon the successful completion of a registered public offering resulting in gross proceeds to the Company of more than $20 million and at a price per share of common stock which is equal to or greater than the per share value of the aggregate face value of the issued and outstanding Series B and Series C Preferred Stock divided by the total number of shares of common stock issuable upon conversion of the Series B Preferred Stock at the time of the offering, all outstanding Series B Preferred Stock shall be automatically converted into common stock of the Company. Thereafter, outstanding shares of the Series B Preferred Stock shall be deemed canceled.

                  If the Company does not successfully complete a registered public offering on or before January 16, 2002, then at any time after that date, but only during the first 10 days after each dividend payment date, the holders of a majority of the issued and outstanding Series B Preferred Stock may elect to require the Company to redeem up

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

         to 10% of the aggregate number of shares of Series B Preferred Stock issued by the Company. The Company may redeem after January 16, 2003, all of the issued and outstanding shares of Series B Preferred Stock if all accrued dividends have been declared and paid prior to the notice of redemption by the Company. The redemption price will be face value of all outstanding shares of Series B Preferred Stock plus a premium of 10% of the face value of Series B Preferred Stock.

                  Holders of Series B Preferred Stock have the option and right at any time upon the surrender of certificates representing Series B Preferred Stock to convert each share of Series B Preferred Stock into
         5.26795 fully paid and nonassessable shares of common stock of the Company, subject to adjustment as set forth in the Certificate. The holders of Series B Preferred Stock have certain anti-dilutive rights such that if any additional shares of common stock are issued by the Company at any time after January 16, 1997 but before conversion of any Series B Preferred Stock is converted and if the issue price per share of common stock is less than the then applicable conversion price, as defined in the Certificate, holders of the Series B Preferred Stock will be granted an adjustment to the number of shares of common stock issuable upon conversion. The initial conversion price per share is $1.898. The initial number of fully diluted shares at January 16, 1997 is 10,974,895, which is the sum of common shares currently issued and outstanding, shares of common stock reserved for current and future option plans, plus shares reserved for the exercise of warrants granted to certain subordinated debt holders on September 27, 1995 and those shares which are reserved pursuant to conversion rights of the Series B Preferred Stock. The aggregate number of shares of common stock into which the Series B Preferred Stock can initially be converted is 2,633,975 shares, subject to adjustment from time to time as set forth in the Certificate.

                  Voting Rights - Series B Preferred Stock. Holders of all the issued and outstanding 500,000 shares of Series B Preferred Stock will collectively be eligible to cast votes equivalent to 24% of the then issued and outstanding shares of common stock on all matters submitted to the stockholders for vote at any annual or special stockholders meeting. If at any time the Company is in arrears in whole or in part with regard to quarterly dividends and such nonpayment remains in effect for three consecutive dividend payment dates, the holders of the Series B Preferred Stock may notify the Company of their election to exercise rights to cast votes equivalent to 51% of the then issued and outstanding shares of common stock. At any time that the holders hold less than 500,000 shares of Series B Preferred Stock, the voting percentage of either 24% or 51% is reduced on a pro-rata basis.

                  Board of Directors. The holders of Series B Preferred Stock shall have the right to nominate and elect to the Company's Board of Directors nominees representing not less than one-third of the number of members constituting the Board of Directors so long as there are more than 200,000 shares of Series B Preferred Stock issued and outstanding. If at any time the issued and outstanding shares of Series B Preferred Stock are less than 200,000, the holders shall have the right to elect only one director to the Company's Board. Two Koch employees are currently serving as Directors on the Board during the interim until duly elected at the Annual Meeting of Stockholders on July 1, 1997.

                  If at any time the Company is in arrears in whole or in part with regard to quarterly dividends and such nonpayment remains in effect for three consecutive quarters or, if a significant event (as defined in the Certificate) occurs, the holders have the right at any annual or special meeting of the stockholders to nominate and elect

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

         such number of individuals as shall after the election represent a majority of the number of directors constituting the Company's Board. A significant event shall mean and be deemed to exist if (i) the Company files a voluntary petition, or there is filed against the Company an involuntary petition, seeking relief under any applicable bankruptcy or insolvency law, (ii) a receiver is appointed for any of the Company's properties or assets, (iii) the Company makes or consents to the making of a general assignment for the benefit of creditors or (iv) the Company becomes insolvent or generally fails to pay, or admits in writing its inability or unwillingness to pay, its debts as they become due. At such time that there is a cure or waiver received in writing from the holders of a majority of the Series B Preferred Stock, the additional board members elected by the holders shall be removed from the Company's Board.

                  Series C Preferred Stock. The holders of Series C Preferred Stock, which has a face value of $10, shall be entitled to receive cumulative dividends, out of funds legally available, at the rate of 14% of the face value payable on the first day of February, May, August and November of each year. Pursuant to the Koch Private Placement, 17,500 shares of Series C Preferred Stock will be issued as dividends on the Series B Preferred Stock on May 1, 1997. No shares of Series C Preferred Stock were initially issued in connection with consummation of the sale of the Series A and Series B Preferred Stock pursuant to the Koch Private Placement. The first dividend payment date for the Series C Preferred Stock will be August 1, 1997.

                  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the then outstanding Series C Preferred Stock shall have preference in the distribution of the assets of the Company, after and subject to the payment in full of all amounts required to be distributed to the holders of Series A and Series B Preferred Stock. The Series C Preferred Stock liquidation preference shall be in an amount equal to the aggregate face value of the then outstanding Series C Preferred Stock plus accrued but unpaid dividends. Series C Preferred Stock shall not be entitled to any voting rights other than provided by law.

                  If the Company successfully completes a registered public offering on or before January 16, 2002 resulting in gross proceeds to the Company of more than $20 million and at a price per share of common stock which is equal to or greater than the per share value of the aggregate face value of the issued and outstanding Series B and Series C Preferred Stock divided by the total number of shares of common stock issuable upon conversion of the Series B Preferred Stock at the time of the offering, all issued and outstanding Series B Preferred Stock shall be automatically converted into common stock of the Company and the Company then has the right to redeem all of the Series C Preferred Stock for a redemption price of $0.01 per share. The redemption shall occur on the same day on which the registered public offering is completed. If there is a partial conversion of Series B Preferred Stock, the Company has the right to redeem the number of shares of Series C Preferred Stock which were issued as dividends to such Series B Preferred Stock being redeemed. If the Company does not successfully complete a registered public offering on or before January 16, 2002, then at any time after January 16, 2002, but only during the first ten days after each dividend payment date, the majority of holders of Series C Preferred Stock may require the Company to redeem up to 10% of the aggregate number of shares of Series C Preferred Stock issued by the Company. The Company, at any time after January 16, 2003, may

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

         redeem all of the then issued and outstanding shares of Series C Preferred Stock at face value plus a premium of 10% of the face value if all accrued dividends have been paid before the notice of redemption.

                  The holders of Series C Preferred Stock may not transfer shares independently and apart from the underlying shares of Series B Preferred Stock for which holders received such preferred stock. All shares of Series B and Series C Preferred Stock shall bear a legend which shall advise of the restrictions on transfer including that the shares have not been registered under the Securities Act of 1933 and that the shares are subject to the terms and conditions of the Certificate.

                  The First Amendment to the Senior Credit Facility provides for the payment of dividends on the various preferred stock acquired by Koch unless an event of default under the Senior Credit Facility has occurred and is continuing. The Koch Private Placement provides for certain restrictions on the Company's total indebtedness. The Company can only increase indebtedness through the Senior Credit Facility, however, if the incurrence of additional debt results in the Company's total indebtedness exceeding 65% of the present value of the Company's proved reserves discounted at 12%, the Company cannot incur such additional debt. The Koch Private Placement does provide Koch the right and option to purchase up to an additional 200,000 shares of Series A Preferred Stock at the face value of $10 per share of Series A Preferred Stock at any time after January 16, 1999 but on or before January 16, 2000. This option may be exercised in whole or in part. The Koch Private Placement also provides for a financing right of first refusal. If the Company intends to issue new securities, it shall give Koch written notice of such intention, describing the amount of funds the Company wishes to raise, the type of new securities to be issued, the price and general terms. Koch has 15 days from the date of receipt of notice to agree to purchase all or part of such new securities.

                  The Registration Rights Agreement grants Koch up to three demand registration rights upon notice to the Company from holders of at least 40% of the Registrable Securities, which is defined in the Registration Rights Agreement to mean the Common Stock issued and issuable upon conversion of the Series B Preferred Stock, including any dividends or distributions thereon. Whenever a demand registration is made, the Company shall be entitled to include in any registration statement shares of Common Stock to be sold by other holders of Common Stock with registration rights that allow such holders to participate in the registration and shares of Common Stock to be sold by the Company for its own account, subject to underwriter's cutbacks.

                  The Company may not cause any other registration of securities for sale of its own account or for persons other than a holder of Registrable Securities (other than a registration effected solely to implement an employee benefit plan or a transaction to which Rule 145 of the Commission is applicable, or as may be required pursuant to the terms of those certain Warrant Agreements, as amended through the date hereof, issued by the Company in connection with the Company's 1995 11.50% Subordinated Notes) to become effective less than 180 days after the effective date of any demand registration required pursuant to the terms of the Registration Rights Agreement.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

                  The Company has limited rights to postpone or avoid the demand registration obligations contained in the Registration Rights Agreement under certain circumstances, such as when the Company is already preparing a registration statement when a demand is received, when the Board of Directors shall determine in good faith that an offering would interfere materially with a pending or contemplated financing, merger, sale of assets, recapitalization or other similar corporate action of the Company, or when the Board of Directors shall determine in good faith that the disclosures required in connection with such a registration could reasonably be expected to materially adversely affect the business or prospects of the Company.

                  The Registration Rights Agreements also provides for "piggyback" registration rights for holders of Registrable Securities. If the Company at any time proposes a Registered Public Offering, it must give written notice to all holders of Registrable Securities of its intention to do so. Upon the written request of any holders of Registrable Securities given within 20 days after transmittal by the Company to the holders of such notice, the Company will, subject to the limits contained in the Registration Rights Agreement, including underwriter cutbacks, use its best efforts to cause those Registrable Securities of said requesting holders to be included in such registration statement.

(7)      Common Stock

                  As discussed in Note 1, the Company has elected to account for stock-based compensation under the intrinsic-value method under the provisions of APB Opinion 25. The impact of SFAS No. 123 had no material effect on the Company's consolidated results of operations or financial condition.

         Common Stock Options

                  As of January 31, 1996, options for a total of 375,000 shares of common stock at exercise prices (not less than fair market value at the time the options were issued) of $0.385 to $0.44 per share granted, pursuant to the 1986 Non-Qualified Stock Option Plan and 1986 Incentive Stock Option Plan ("collectively the "86 Plans") remained outstanding. All outstanding options under the 86 Plans shall remain in effect until they have been exercised or have expired.

                  On June 1, 1995, the Company adopted the 1995 Non-Qualified Stock Option Plan and 1995 Incentive Stock Option Plan to replace the 86 Plans, under which a total of 1,025,000 shares of common stock has been reserved. As of January 31, 1997, options for a total of 624,250 shares of common stock at an exercise price (not less than fair market value at the time the options were issued) of $0.34 to $0.45 per share have been granted, of which none have been exercised. All outstanding options were exercisable at January 31, 1997.

         Common Stock Warrants

                  On September 27, 1995, the Holders of the Notes were issued warrants which provide for the purchase of up to 1,388,160 shares of Class A Common Stock, par value $0.01 per share at an exercise price of $0.40 per share, subject to adjustment under certain circumstances. The

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

         exercise price of the warrants was reduced from the initial $0.40 per share to $0.20 per share in connection with the amendments and modifications necessary to finalize the Senior Credit Facility. The warrants expire September 30, 2002. Management has estimated these warrants to have nominal value.

(8)      Related Party Transactions

                  One of the limited partners in Offshore is Robert A. Buschman, Chairman of the Board of the Company. Buschman has made capital contributions equivalent to his ten percent (10%) ownership interest in GulfMex.

                  The Company obtained the consent of the Holders to restructure Offshore in order to permit the Company to realize certain efficiencies through the proportionate allocation of working interest expenses and overhead to the minority limited partners of GulfMex. As a result of the restructuring, Buschman and the Hightowers became proportionate individual working interest owners of the onshore oil and gas properties previously owned by them through their proportionate limited partnership interests in Offshore. The offshore oil and gas properties held by Offshore were conveyed to GulfMex, a newly formed Texas limited partnership, which holds the same beneficial ownership in the offshore oil and gas properties as Offshore held prior to the restructure. Offshore is the sole general partner of GulfMex. The partnership agreement for GulfMex is substantially the same as the existing Offshore partnership agreement.

                  As a result of the restructuring, Buschman and the Hightowers directly own (1) 20% of the onshore leasehold working interests formerly owned by them through Offshore; and (2) a 20% limited partnership interest in GulfMex. Buschman and the Hightowers no longer are limited partners in Offshore; however, the reorganized Offshore remains in existence as a Texas limited partnership with Drilling as the general partner with a 1.25% partnership interest and Desert a 98.75% limited partnership interest.

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

                  The Company has also agreed to enter into negotiations with Koch to enter into one or more marketing agreements for the purchase, sale and transportation of all oil and gas products produced by the Company so long as Koch owns a majority of the Series B Preferred Stock. The Company currently has a marketing agreement in place with another party; therefore, the marketing agreement to be negotiated with Koch will become effective at such time when the existing contract expires. The marketing agreement to be negotiated with Koch shall be at arms-length, for a term of not less than five years and shall incorporate terms and conditions satisfactory to the Company and the senior lender.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

                  As a condition to consummating the Koch Private Placement, Robert A. Buschman, Guy Bob Buschman, Koch and the Company executed a Stockholders Agreement ("Stockholders Agreement"). Under the terms of the Stockholders Agreement, if prior to January 18, 2002, either Buschman proposes to accept an offer to sell their shares of the Company's common stock, then either Buschman shall notify Koch regarding such offer and Koch may elect to participate in the sale of common stock on the same terms and conditions. Excluded from the limitations in the Stockholders Agreement are certain permitted transfers. Likewise, Koch may not sell any Series B Preferred Stock to an outsider, as defined in the agreement, without first offering the Series B Preferred Stock to the Buschmans. Pursuant to the Stockholders Agreement, the Buschmans also agreed to vote shares owned by them for any Koch nominees to the Board of Directors from and after conversion of the Series B Preferred Stock to Common Stock.

                  The Stockholders Agreement will terminate upon the earlier of:

                  (a) consummation of a public offering which results in aggregate net proceeds of not less than $20 million;

                  (b)      death of either party thereto;

                  (c)      Koch  ceases  to  own  50,000   shares  of  Series  A
                           Preferred Stock, 50,000 shares of Series B Preferred Stock, or more than 10% of common stock shares;

                  (d) either Buschman ceases to own more than 10% of outstanding common stock; or

                  (e)      five years.

                  An additional condition of closing required that Guy Bob Buschman, President and Chief Executive Officer, and Gary Scheele, Vice President and Chief Financial Officer, enter into employment agreements with the Company and Drilling for initial terms of five years which may be renewed annually thereafter.

(9)      Major Customers and Other Information

                  The Company had two purchasers that accounted for $1,019,000 and $963,000 of production revenue for the year ended January 31, 1997 and accounted for 52% of the trade receivables balance at January 31, 1997.

                  The Company had two purchasers that accounted for $1,182,400 and $421,500 of production revenue for the year ended January 31, 1996 and accounted for 45% of the trade receivables balance at January 31, 1996.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

                  Rental  expense  under an  operating  lease for office  space,
         which  terminates  July  31,  1998,  was  approximately   $115,000  and
         $109,000, for the years ended January 31, 1997 and 1996, respectively.

                  Future minimum rental payments are approximately $118,000 for 1998 and $59,000 for 1999.

(10)     Oil and Gas Activities (unaudited)

         Capitalized Costs Incurred Relating to Oil and Gas Producing Activities

                  The following tables set forth the aggregate capitalized costs and accumulated depreciation, depletion, and amortization for oil and gas properties, all of which are proved, at January 31, 1997 and 1996.

                                                   1997             1996
                                                ------------    ------------
          Capitalized costs of proved
               properties                       $ 24,976,467       7,979,389
          Accumulated depreciation, depletion
               and amortization                   (3,768,705)      3,033,474
                                                ------------    ------------
          Net capitalized costs                   21,207,762       4,945,915

          Less minority interest of
               limited partner                        63,366         923,014
                                                ------------    ------------
          Net to Company                        $ 21,144,396       4,022,901
                                                ============    ============

                  For the year ended January 31, 1997 and 1996, the following costs were incurred:

                                                   1997              1996
                                                ------------        ---------
          Producing properties                  $ 19,259,658          828,061

          Exploratory properties                     552,300          277,471
                                                -------------       ---------
          Total                                 $ 19,811,958        1,105,532
                                              =============       ===========

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

         Results of Operations from Oil and Gas Producing Activities

                  The following tables set forth the results of operations for oil and gas producing activities in the aggregate for the years ended January 31, 1997 and 1996. All of the Company's oil and gas producing properties are located in the United States.


                                                  1997            1996
                                                  ----            ----

          Oil and gas sales                    $ 5,337,593      3,148,311
          Lease operating expenses              (2,394,318)    (1,565,682)
          Dry hole costs and lease
               abandonments                       (821,982)      (236,116)
          Provision for abandonment               (140,800)      (182,481)
          Depletion                             (1,637,634)      (933,231)
                                               -----------    -----------
          Pretax results of operations             342,859        230,801
          Income tax expense                          (260)        (2,924)
                                               -----------    -----------
          Results of operations from oil and gas
               producing activities
               (excluding corporate overhead
               and interest costs)                 342,599        227,877
          Less minority interest of
               limited partners                     77,787         47,496
                                               -----------    -----------
          Net to Company                       $   264,812        180,381
                                               ===========    ===========

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

         Estimated Quantities of Proved Oil and Gas Reserves

                  The following table represents the Company's estimate of its proved oil and gas reserves, developed and undeveloped, as of January 31, 1997 and 1996. Proved undeveloped reserves include approximately 1,727 mbbls of oil and 1,507 mmcf of gas. The reserve estimates have been prepared by Paul Clevenger and Ryder-Scott Company, independent petroleum reserve engineers. Reserve estimates for producing oil and gas properties are inherently imprecise. Even more imprecise are reserve estimates for new discoveries.


                                                       Consolidated
                                                 ---------------------------
                                                 Oil/Condensates    Gas
                                                   ----------    ----------
                                                     (Bbls)         (Mmcf)
          Proved Reserves:
            Balance at January 31, 1995            1,939,568        10,958
               Production                            (97,082)       (1,208)
               Revisions of previous
                    estimates                       (101,532)       (4,807)
                                                   ----------     ----------
            Balance at January 31, 1996            1,740,954         4,943
               Acquisitions                        3,125,070         4,080
               Production                           (118,179)       (1,117)
               Revisions of previous
                    estimates                       (562,668)        2,310
                                                   ----------     ----------
            Balance at January 31, 1997            4,185,177        10,216
                                                   ===========    ==========

         Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

                  The following table sets forth the computation of the standardized measure of discounted future net cash flows relating to proved reserves for 1997. The standardized measure is the estimated excess future cash inflows from proved reserves less estimated future production and development costs, estimated future income taxes and a discount factor. Future cash inflows represent expected revenues from production of year-end quantities of proved reserves based on year-end prices and fixed and determinable future escalation provided by contractual arrangements in existence at year-end. Escalation based on inflation, federal regulatory changes, and supply and demand are not considered. Estimated future production costs related to year-end reserves are based on year-end costs. Such costs include, but are not limited to, production taxes and direct operating costs. Inflation and other anticipatory costs are not considered until the actual cost change takes effect. Estimated future income tax expenses are computed using the appropriate year-end statutory tax rates. Consideration is given for the effects of operating loss carryforwards, permanent differences, tax credits and allowances. A discount rate of 10% is applied to the annual future net cash flows after income taxes.

                  The methodology and assumptions used in calculating the standardized measure are those required by Statement of Financial Accounting Standards No. 69. It is not intended to be representative

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

         of the fair market value of the Company's proved reserves. The valuations of revenues and costs do not necessarily reflect the amounts to be received or expended by the Company. In addition to the valuations used, numerous other factors are considered in evaluating known and prospective oil and gas reserves.


                                                    January 31,     January 31,
                                                       1997             1996
                                                   Consolidated     Consolidated
                                                 -----------------  ------------
          Future cash inflows                     $ 127,237,500      38,929,500
          Future production costs                   (22,575,900)    (13,616,900)
          Future development costs                   (8,286,100)     (7,338,300)
          Future provision for abandonment in
               excess of revenue deductions            (394,700)       (527,500)
                                                  -------------    -------------
          Future net cash flows before income tax
               expense                               95,980,800      17,446,800
          Future income tax expense, after
               consideration of the effect of net
               operating loss carryforwards          (2,984,600)       (453,100)
                                                  -------------    -------------
          Future net cash flows                      92,996,200      16,993,700
          Future net cash flows 10% annual
               discount to reflect timing of net cash
               flows                                (30,440,600)     (7,767,600)
                                                  -------------    -------------
          Standardized measure of discounted
                future net cash flows relating to proved
                reserves                           $ 62,555,600       9,226,100
                                                  =============    =============

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996



                                            January 31,           January 31,
                                               1997                   1996
                                           Consolidated           Consolidated
                                         -----------------      ----------------
          Changes in discounted net cash flows:
          Beginning of Year              $      9,226,100            12,528,100
                                         -----------------      ----------------
          Increase (decrease):
            Purchase of minerals in place      35,455,900               -
            Accretion of discount               2,700,700               370,900
            Sales of oil and gas net of production
               costs                           (2,943,300)           (1,630,000)
            Revisions of previous estimates
               Changes in prices               23,048,500             3,952,900
               Changes in quantities           (7,463,800)           (6,120,300)
               Changes in estimated income
                    taxes                       2,531,500               124,500
                                         -----------------      ----------------
            Net increase (decrease)            53,329,500            (3,302,000)

                                         -----------------      ----------------
            End of year                  $     62,555,600             9,226,100
                                         =================      ================