Form 10QSB
period 1997-04-30
RIO GRANDE INC /DE/
filed 1997-06-13
CIK 352964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

  [root]           QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
---------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1997

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

         At May 31, 1997 there were 5,760,984 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (unaudited)

                                                                April 30, 1997
                                                                --------------
         Assets
         ------
Current assets:
  Cash and cash equivalents                                        $  1,486,455
  Trade receivables                                                     971,660
  Prepaid expenses                                                      126,251
                                                                   -------------
         Total current assets                                         2,584,366
                                                                   -------------

Property and equipment, at cost:
  Oil and gas properties, successful efforts method                  25,886,359
  Transportation equipment                                              133,555
  Other depreciable assets                                              401,733
                                                                   -------------
                                                                     26,421,647
  Less accumulated depreciation, depletion and amortization          (4,718,265)
                                                                   -------------
         Net property and equipment                                  21,703,382
                                                                   -------------

Other assets:
  Platform abandonment fund                                             979,310
  Other assets, net                                                     628,246
                                                                      1,607,556
                                                                   -------------
         Total Assets                                              $ 25,895,304
                                                                   =============

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
  Accounts payable                                                    1,094,802
  Accrued expenses                                                      464,131
  Current installments of long-term debt                              4,350,478
                                                                   -------------
         Total current liabilities                                    5,909,411
                                                                   -------------
  Accrued platform abandonment expense                                1,052,687
  Long-term debt, excluding current installments                      9,003,998
  Minority interest in limited partnership                              100,613

  Redeemable preferred stock, $0.01 par value; $10
    redemption value.  Authorized 1,700,000 shares; issued
    and outstanding 1,000,000 shares                                 10,000,000

  Common stock of $0.01 par value. Authorized
    10,000,000 shares; issued and outstanding
    5,552,760 shares                                                     57,610
  Additional paid-in capital
                                                                      1,068,901
  Deficit                                                            (1,297,916)
                                                                   -------------
         Total Stockholders' Equity                                    (171,405)
                                                                   -------------

Contingent liabilities

         Total Liabilities and Stockholders' Equity                $ 25,895,304
                                                                   =============

See accompanying notes to consolidated financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (unaudited)

                                                            Three Months
                                                               Ended
                                                              April 30,
                                                         1997           1996
                                                         ----           ----
Revenues:
     Oil and gas sales                               $ 1,934,226      1,148,888
                                                     -----------    ------------

Costs and expenses:
     Lease operating and other production expense        836,060        541,386
     Dry hole costs and lease abandonments                   -0-        159,822
     Depletion of oil and gas producing properties       594,633        218,764
     Depreciation and other amortization                  57,366         53,813
     Provisions for abandonment expense                   10,500         46,354
     General and administrative                          372,881        307,189
                                                     -----------    ------------
       Total costs and expenses                        1,871,440      1,327,328
                                                     -----------    ------------
Earnings (loss) from operations                           62,786       (178,440)
                                                     -----------    ------------

Other income (expense):
     Interest expense                                   (260,981)      (115,416)
     Interest income                                      31,149         23,234
     Gain on sale of assets                                  -0-         21,859
     Other, net                                            9,326          1,500
     Minority interest in equity of combined
       limited partnership                               (21,800)       (28,658)
                                                     -----------    ------------
       Total other income (expense)                     (242,306)       (97,481)
                                                     -----------    ------------

Loss before income taxes                                (179,520)      (275,921)

Income taxes                                               1,842          1,936
                                                     -----------    ------------

Net loss                                                (181,362)      (277,857)

Cash dividends on preferred stock                        200,100            -0-
                                                     ------------   ------------

Net loss applicable to common stock                  $  (381,462)      (277,857)
                                                     ============   ============

Net loss per common share                            $     (0.07)   $     (0.05)
                                                     ============   ============

Weighted average common shares outstanding             5,672,079      5,552,760
                                                     ============   ============




See accompanying notes to consolidated financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)

                                                          Three Months
                                                            Ended
                                                           April 30,
                                                      1997              1996
                                                       ----              ----
Cash flows from operating activities:
  Loss from continuing operations                   $(181,362)         (277,857)
  Adjustments to reconcile earnings from continuing
    operations to net cash used in operating activities:
     Depreciation and other amortization               57,366            53,813
     Depletion of oil and gas producing properties    594,633           218,764
     Provision for abandonment expense                 10,500            45,000
     Gain on sale of assets                             -0-             (21,859)
     Minority interest in equity of limited
          partnership                                  21,800            28,658
     (Increase) decrease in trade receivables         837,003          (337,496)
     (Increase) decrease in prepaid expenses          (89,432)          (49,013)
     Increase (decrease) in accounts payable and
          accrued expenses                            123,959           (16,822)
     Increase (decrease) in accrued platform
          abandonment expense                          (8,519)           (2,191)
     Increase in note payable                             -0-         1,405,254
                                                   ------------      -----------

Net cash provided by (used in) continuing
     operating activities                           1,365,848         1,046,251
                                                   ------------       ----------

Cash flows from investing activities:
  Purchase of oil and gas producing properties       (909,893)       (4,103,787)
  Purchase of other property and equipment             (1,800)           (5,794)
  Deletions from (additions to) platform
     abandonment fund                                  22,653           (47,397)
  Deletions from (additions to) other assets          (19,697)          (68,194)
  Proceeds from sale of property and equipment            -0-            31,256
                                                    ------------      ----------

Net cash provided by (used in) investing activities  (908,737)       (4,193,916)
                                                    ------------      ----------

Cash flows from financing activities:
  Proceeds from long-term debt                          -0-           3,879,998
  Repayment of long-term debt                          (6,832)       (1,629,407)
  Proceeds from issuance of common stock               41,645             -0-
  Distributions to limited partners                   (50,800)            -0-
                                                     -----------      ----------

Net cash provided by (used in) financing activities   (15,987)        2,250,591
                                                     -----------      ----------

Net increase (decrease) in cash and cash equivalents  441,124          (897,074)

 Cash and cash equivalents at beginning of period   1,045,331         1,244,268
                                                     -----------      ----------

Cash and cash equivalents at end of period         $1,486,455           347,194
                                                     ===========      ==========


See accompanying notes to consolidated financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   Accounting Policies

      The accounting policies of Rio Grande, Inc. and Subsidiaries as set forth in the notes to the Company's audited financial statements in the Form 10-KSB Report filed for the year ended January 31, 1997 are incorporated herein by reference. Refer to those notes for additional details of the Company's financial condition, results of operations and cash flows. All material items included in those notes have not changed except as a result of normal transactions in the interim, or any items which are disclosed in this report.

      The consolidated financial statements include the accounts of Rio Grande, Inc. (the "Company") and its subsidiaries and majority-owned limited partnerships as follows:

                                                 Form of               Ownership
                         Name                  Organization            Interest

          Rio Grande Drilling Company       Texas Corporation              100%
          ("Drilling")

          Rio Grande Desert Oil Company     Nevada Corporation             100%
          ("RG-Desert")

          Rio Grande Offshore, Ltd.         Texas Limited Partnership      100%
          ("Offshore")

          Rio Grande GulfMex, Ltd.          Texas Limited Partnership       80%
          ("GulfMex")

         As a result of the Company's 80% ownership interest, GulfMex's financial statements are consolidated with the Company's financial statements. The minority interests of the outside limited partners are set forth separately in the balance sheet and the statements of operations of the Company.

         All intercompany balances and transactions have been eliminated in the consolidation.

         In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial position and results of operations. Adjustments made for the three months ended April 30, 1997 are considered normal and recurring in nature.

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

(2)      Acquisition of Oil and Gas Properties

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

(3)      Long-Term Debt

         Effective January 16, 1997, the Company and Drilling executed the First Amendment to the loan agreement with a senior lender which provided for the increase of the senior credit facility ("Senior Credit Facility") from $10 million to $50 million and the increase of the credit available under the Senior Credit Facility (the "Borrowing Base") from approximately $5 million to approximately $17 million on January 16, 1997. The Borrowing Base is subject to monthly reductions of $333,000 beginning April 1, 1997 until maturity or the next determination of the Borrowing Base on February 1, 1998. The Company may, at its sole expense, request a redetermination prior to February 1, 1998. The First Amendment also provided for extending the maturity date of the Senior Credit Facility to February 1, 2000.

         All of the Company's interests (direct or indirect) in existing oil and gas properties, miscellaneous assets, and future oil and gas property acquisitions will serve as collateral for the Senior Credit Facility. The Senior Credit Facility contains various restrictions including, but not limited to, restrictions on payments of dividends or distributions other than those capital distributions to the outside minority interest limited partners in GulfMex, maintenance of positive working capital, and no change in the ownership control or the President of the Company. At April 30, 1997, the Company was in compliance with the restrictions in the Senior Credit Facility.

         The First  Amendment  to the Senior  Credit  Facility  provides for the payment of dividends on the various preferred stock acquired by Koch Exploration Company ("Koch") unless an event of default under the Senior Credit Facility has occurred and is continuing. The stock purchase agreement with Koch provides for certain restrictions on the Company's total indebtedness. The Company can only increase indebtedness through the Senior Credit Facility; however, if the incurrence of additional debt results in the Company's total indebtedness exceeding 65% of the present value of the Company's proved reserves discounted at 12%, the Company cannot incur any additional debt.

         The interest rate options available to the Company are based either on a prime rate determination or a Eurodollar rate determination. The outstanding principal balance under the Borrowing Base will be subject to the senior lender's prime rate plus 0.5% calculated on actual days of a year consisting of 365 days unless written notice is provided to the bank to elect an amount to be converted to a Eurodollar rate determination. The Company can select any amount of the outstanding principal under the Borrowing Base to be converted into recurring terms of 30, 60, 90 or 180 day periods. The interest rate is based on the time period selected plus an incremental margin payable to the senior lender equivalent to 2.25%. Interest under the Eurodollar rate is determined on actual days of a year consisting of 360 days. For any unused portion of the Borrowing Base, a commitment fee of 3/8ths of one percent per annum will be charged to the Company. The senior lender was paid a loan origination fee of $75,000 to facilitate the First Amendment. The outstanding principal balance of the Senior Credit Facility was $13.3 million at January 31, 1997 and April 30, 1997.

         On January 31, 1997, the Company paid in full the 11.50% subordinated notes which were issued for a total principal amount of $2 million in September 1995.

         Interest expense paid during the three months ended April 30, 1997 and 1996, was approximately $261,000 and $115,000, respectively. The average interest rate for the three months ended April 30, 1997 and 1996 was 8.00% and 8.61%, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  1.       Material Changes in Financial Condition

                           The Company's financial condition for the three months ended April 30, 1997 has changed significantly from the quarter ended April 30, 1996, as a result of the acquisitions and operations of oil and gas properties acquired in January 1997. The acquisition price of the Righthand Creek Field ("Righthand Creek") was approximately $15.3 million which was funded by approximately $9 million borrowed under the Senior Credit Facility and approximately $6 million from the proceeds of $10 million preferred stock purchase agreement entered into with Koch. In addition, dividends accrued for the benefit of the preferred stockholders and subsequently paid on May 1, 1997 were accrued during the quarter ended April 30, 1997.

                  2.       Material Changes in Results of Operations

                           Revenues and Lease Operating Expenses

                           Oil and gas sales increased from $1,149,000 for the three months ended April 30, 1996 to $1,934,000 for the three months ended April 30, 1997, a 68% increase. Likewise, lease operating expenses increased from $541,000 for the three months ended April 30, 1996 to $836,000 for the three months ended April 30, 1997, a 54% increase. The growth in oil and gas sales and related lease operating expenses is the result of the operations from the oil and gas properties acquired during the fiscal year 1997 which were not fully reflected during the three months ended April 30, 1996.

                           The following table summarizes the operating activity for oil and gas properties for the three months ended April 30, 1997 and 1996. The existing properties are those oil and gas properties which were acquired by the Company prior to February 1, 1996.

                                                                 Three Months
                                               Acquisition     Ended April 30,
                                                  Date          1997     1996
                                               ------------     ----     ----
                  Oil and gas sales:
                    Existing properties             --       $623,850    962,668
                    Wheeler County properties    March 1996    85,351     23,586
                    Block 76                     March 1996   136,852     66,037
                    Belle properties             April 1996   225,497     96,597
                    Righthand Creek properties January 1997   862,676          0
                                                            ---------  ---------

                    Total oil and gas sales                $1,934,226  1,148,888
                                                            ========== =========

                    Lease operating expenses:
                    Existing properties             --       $317,977    471,217
                    Wheeler County properties    March 1996    24,398      4,835
                    Block 76                     March 1996     9,608      5,395
                    Belle properties             April 1996   195,672     59,939
                    Righthand Creek properties January 1997   288,405          0
                                                             --------- ---------
                    Total lease operating expenses           $836,060    541,386
                                                             =========  ========

                  Depletion of oil and gas producing properties:
                    Existing properties              --      $111,485    185,248
                    Wheeler County properties    March 1996     4,568      3,603
                    Block 76                     March 1996    78,026      7,459
                    Belle properties             April 1996    64,015     22,454
                    Righthand Creek properties January 1997   336,539          0
                                                             ---------  --------
                    Total depletion of oil and gas
                    producing properties                     $594,633    218,764
                                                             =========  ========

                  Operating profit (loss) %:
                    Existing properties              --           31%        32%
                    Wheeler County properties    March 1996       66%        64%
                    Block 76                     March 1996       36%        81%
                    Belle properties (1)         April 1996      -15%        15%
                    Righthand Creek properties January 1997       28%          -
                                                             ----------  -------
                    Total operating profit %                      26%        34%
                                                             ==========  =======

                                                  Acquisition   Three Months
                                                                Ended April 30,
                                                     Date       1997       1996
                                                     ----       ----       ----

                    Oil production volumes (bbl):
                    Existing properties             --          9,242     22,410
                    Wheeler County properties    March 1996        73          0
                    Block 76                     March 1996     1,908          0
                    Belle properties             April 1996    11,072      4,785
                    Righthand Creek properties January 1997    33,928          0
                                                              --------   -------
                    Total production volumes (bbl)             56,223     27,195
                                                              ========   =======

                  Gas production volume (mcf):
                    Existing properties              --       171,014    192,781
                    Wheeler County properties    March 1996    36,349     11,973
                    Block 76                     March 1996    22,671     22,021
                    Belle properties             April 1996        11          0
                    Righthand Creek properties January 1997    41,033          0
                                                              --------   -------

                    Total gas production volume (mcf)         271,078    226,775
                                                              ========   =======

                    Average oil price per bbl                  $20.37     $19.04
                                                              ========   =======

                    Average gas price per mcf                   $2.89      $2.76
                                                              ========   =======


(1) The operating loss reflected by the Belle properties is primarily the result of greater than expected operating costs and lower than expected revenues.


                           Dry Hole Costs and Lease Abandonments

                           For the three months ended April 30, 1996, the Company recognized $130,000 related to dry hole expense for a dry hole in Wheeler County. For the three months ended April 30, 1997, no dry hole costs or lease abandonment expenses were incurred.

                           Depletion of Oil and Gas Producing Properties

                           Depletion expense increased from $219,000 for the three months ended April 30, 1996 to $595,000 for the three months ended April 30, 1997. The increase in depletion expense is primarily due to the amortization as depletion of the capitalized acquisition costs for oil and gas properties acquired during fiscal year 1997. Depletion expense for those oil and gas properties acquired during fiscal year 1997 was $483,000 and $33,000 for the quarter ended April 30, 1997 and 1996, respectively.

                           General and Administrative

                           General and administrative expenses have increased $66,000 from $307,000 to $373,000 for the three months ended April 30, 1996 and 1997, respectively. This increase is primarily the result of hiring three additional employees during the quarter ended April 30, 1997 and salary cost of living and merit increases provided to all staff and clerical employees in January 1997.

                           As condition to closing the Koch stock purchase agreement, the President and Chief Financial Officer were required to enter into employment agreements with the Company and Drilling for initial terms of five years. The employment agreements may be renewed annually thereafter. The base salaries of $125,000 and $100,000 per annum, respectively, as provided by the employment agreements increased the combined annual salaries of the President and Chief Financial Officer by approximately $60,000.

                           Interest Expense

                           Interest expense increased from $115,000 in 1996 to $261,000 in 1997. The increase is due to the additional debt outstanding during the three months ended April 30, 1997. On January 31, 1997, the Company paid in full the 11.50% subordinated notes which were issued for a total principal amount of $2 million in September 1995. The average interest rate for the three months ended April 30, 1997 was 8% as compared to 8.61% for the quarter ended April 30, 1996.

                           The interest rate options available to the Company are based either on a prime rate determination or a Eurodollar rate determination. The outstanding principal balance under the Borrowing Base will be subject to the senior lender's prime rate plus 0.5% calculated on actual days of a year consisting of 365 days unless written notice is provided to the bank to elect an amount to be converted to a Eurodollar rate determination. The Company can select any amount of the outstanding principal under the Borrowing Base to be converted into recurring terms of 30, 60, 90 or 180 day periods. The interest rate is based on the time period selected plus an incremental margin payable to the senior lender equivalent to 2.25%. Interest under the Eurodollar rate is determined on actual days of a year consisting of 360 days. For any unused portion of the Borrowing Base, a commitment fee of 3/8ths of one percent per annum will be charged to the Company. The senior lender was paid a loan origination fee of $75,000 to facilitate the First Amendment. The outstanding principal balance of the Senior Credit Facility was $13.3 million at January 31, 1997 and April 30, 1997.

                           Gain on Sale of Assets

                           The Company recognized approximately $22,000 gain on sale of assets during the quarter ended April 30, 1996. No properties were sold during the quarter ended April 30, 1997.

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

                           Recent Operating Developments

                           The Company's future results of operations and the other forward looking statements contained in this Quarterly Report involve a number of risks and uncertainties. In particular, no assurances can be given that any current or future development or exploration plans and operations will be successful or that, if successful, production from the wells and the associated revenues over the production life of the properties will equal or exceed the costs associated with properties and their development.

                           Offshore commenced the workover and additional development work at Righthand Creek in March 1997. A workover drilling rig was placed on a previously abandoned well in the field and was able to recomplete the well in the Wilcox "B" formation. Production has averaged approximately 63 bbls per day during April and May 1997. The Company is currently performing recompletion procedures on the Wilcox "A" formation to test the productive capacity of that formation. A temporary bridge plug was placed above the "B" formation to facilitate this test. The total workover and completion costs incurred for this well was approximately $275,000 through May 31, 1997. It will be necessary to produce the well for several months before any determination can be made on the total estimated reserves of the Wilcox "A" and "B" producing formations.

                           On March 26, 1997, a drilling rig commenced an 11,300 foot Wilcox formation development well in Righthand Creek. This development well, budgeted at approximately $800,000, will be tested in various producing horizons. Completion of the well is expected to occur in mid to late June 1997.

                           On  April  1,  1997,  production  from  Block  76 was
                           suspended to repair mechanical problems with the downhole equipment. The total workover cost was approximately $2.8 million. Offshore's portion of the workover expense was approximately $117,000. As of April 30, 1997 the level of production net to Offshore's interest has been restored to approximately 550 mcf per day as compared to approximately 700 mcf per day prior to the suspension of production.

                           Capital Resources and Liquidity

                           Effective January 16, 1997, the Company and Drilling executed the First Amendment to the Senior Credit
                           Facility  which  provided  for  the  increase  of the
                           Senior Credit Facility from $10 million to $50 million and the increase of the Borrowing Base on January 16, 1997 to approximately $17 million. The First Amendment also provided for extending the maturity date of the Senior Credit Facility to February 1, 2000. The Borrowing Base is subject to monthly reductions of $333,000 beginning April 1, 1997 until maturity or the next determination of the Borrowing Base. The Borrowing Base of approximately $16.5 million as of April 30, 1997 shall continue to reduce until February 1, 1998. The Company may, at its sole expense, request a redetermination prior to February 1, 1998.

                           The interest rate options available to the Company are based on either a prime rate determination or a Eurodollar rate determination. The outstanding principal balance under the Borrowing Base will be subject to the senior lender's prime rate plus 0.5% calculated on actual days of a year consisting of 365 days, unless written notice is provided to the bank to elect an amount to be converted to a Eurodollar rate determination. The Company can elect that any amount of the outstanding principal under the Borrowing Base be converted into Eurodollar interest rate financing for recurring 30, 60, 90 or 180 day periods. The Eurodollar interest rate is based on the time period selected plus an incremental margin payable to the senior lender equivalent to 2.25%. Interest calculated under the Eurodollar rate is determined on actual days in a year consisting of 360 days. For any unused portion of the Borrowing Base, a commitment fee of 3/8ths of one percent per annum will be charged to the Company. The outstanding principal balance of the Senior Credit Facility was $13.3 million at January 31, 1997 and April 30, 1997.

                           On January 16, 1997, the Company and Koch Exploration Company concluded a $10 million private placement ("Koch Private Placement"). Koch acquired 500,000 shares of Series A Preferred Stock for $5 million and 500,000 shares of Series B Preferred Stock for $5 million. The Koch Private Placement provides Koch the right and option to purchase up to an additional 200,000 shares of Series A Preferred Stock at the face value of $10 per share of Series A Preferred Stock at any time after January 16, 1999 but on or before January 16, 2000. The option may be exercised in whole or part. The Koch Private Placement also provides for a financing right of first refusal, which requires the Company to give Koch written notice of any intention of the Company to issue new securities, further describing the amount of funds the Company wishes to raise, the type of new securities to be issued, the price and general terms. Under the terms of the Koch Private Placement, Koch has 15 days from the date of its receipt of such notice to agree to purchase all or part of such new securities.

                           The following is a brief summary of various rights and terms of the Preferred Stock.

                                               Preferred Stock
                                    -------------------------------------
                                    Series A       Series B      Series C
                                    --------       --------      --------
                       Number of shares
                       issued      500,000         500,000        -0-

                       Face value
                       per share   $10             $10            $10

                       Cumulative
                       dividends   15% of          0.35 shares    14% of
                                   face value      of Series C    face value

                       Dividends
                       payable Feb. 1, May 1, Feb. 1, May 1, Feb. 1, May 1, Aug. 1, Nov. 1 Aug. 1, Nov. 1 Aug. 1, Nov. 1

                       First dividend
                       payment     May 1, 1997     May 1, 1997    Aug. 1, 1997

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

                           Oil and gas exploration and production operations involve substantial economic risks. No assurances can be given that any current or future development plans and operations will be successful or that, if successful, production from the wells and the associated revenues over the productive life of the properties will equal or exceed the costs associated with the oil and gas properties and their development.

                           Statements in this Quarterly Report including those contained in the foregoing discussion and other items herein, concerning the Company which are (a) statements of plans and objectives for future operations, (b) statements of future economic performance, or (c) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of
                           Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The ultimate accuracy of forward-looking statements is subject to a wide range of business risks and changes in circumstances, and actual results and outcomes often differ from expectations. Any number of important factors could cause actual results to differ materially from those in the forward- looking statements herein, including the following: the timing and extent of changes in crude oil and natural gas prices; actions of the Company's purchasers and competitors; changes in the cost or availability of pipelines and other means of transporting products; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; future well performance; the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves; political developments in foreign countries; and the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


                                RIO GRANDE, INC.



Date:    June 13, 1997               By:   /s/ Guy R. Buschman
                                          -------------------------------------
                                          Guy R. Buschman, President



Date:    June 13, 1997               By:   /s/ Gary Scheele
                                          -------------------------------------
                                          Gary Scheele, Secretary and Treasurer
                                          (principal financial officer)

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

22 The following list sets forth the name of each subsidiary or affiliate of the Company, with the State of incorporation as noted which are wholly-owned by the Company (except as noted):

                  Rio Grande Drilling Company, Texas corporation Rio Grande Desert Oil Company, Nevada corporation Rio Grande Offshore, Ltd., a Texas limited partnership Rio Grande GulfMex, Ltd., a Texas limited partnership (80% interest)

27       Financial Data Schedule (E-4).

99(a) Private Offering Memorandum of the Company dated August 27, 1995 (incorporated herein by reference from October 31, 1995 Form 10-QSB).