Form 10QSB
period 1997-07-31
RIO GRANDE INC /DE/
filed 1997-09-19
CIK 352964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

 [root]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
---------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1997

                                       OR

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Transition Period From................... to....................

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

         At September 2, 1997 there were 5,882,566 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (unaudited)

                                                                   July 31, 1997
                                                                   -------------
         Assets
Current assets:
  Cash and cash equivalents                                        $    309,867
  Trade receivables                                                     986,521
  Prepaid expenses                                                      133,016
                                                                   ------------
         Total current assets                                         1,429,404
                                                                   ------------
Property and equipment, at cost:
  Oil and gas properties, successful efforts method                  27,923,402
  Transportation equipment                                              182,037
  Other depreciable assets                                              406,469
                                                                   ------------
                                                                     28,511,908
  Less accumulated depreciation, depletion and amortization          (5,362,309)
                                                                   ------------
         Net property and equipment                                  23,149,599
                                                                   ------------

Other assets:
  Platform abandonment fund                                             937,428
  Other assets, net                                                     584,431
                                                                    -----------
                                                                      1,521,859
                                                                    -----------
         Total Assets                                              $ 26,100,862
                                                                   ============

         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                    1,386,409
  Accrued expenses                                                      497,039
  Current installments of long-term debt                              4,027,961
                                                                   ------------
         Total current liabilities                                    5,911,409
                                                                   -------------
  Accrued platform abandonment expense                                1,063,186
  Long-term debt, excluding current installments                      9,861,499
  Minority interest in limited partnership                              194,728

  Redeemable preferred stock, $0.01 par value; $10
    redemption value.  Authorized 1,700,000 shares; issued
    and outstanding 1,017,500 shares                                 10,012,593

  Common stock of $0.01 par value. Authorized
    10,000,000 shares; issued and outstanding
    5,847,744 shares                                                     58,477
  Additional paid-in capital                                          1,085,386
  Deficit                                                            (2,086,416)
                                                                   ------------

Contingent liabilities

         Total Liabilities and Stockholders' Equity                $ 26,100,862
                                                                   ============

See accompanying notes to consolidated financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (unaudited)

                                    Three Months               Six Months
                                       Ended                     Ended
                                      July 31,                  July 31,
                             ------------------------    -----------------------
                                   1997         1996       1997         1996
                                   ----         ----       ----         ----
Revenues:
     Oil and gas sales       $   1,804,339   1,244,268    3,738,565   2,393,156
                                 ---------   ----------   ----------  ----------

Costs and expenses:
     Lease operating and other
          production expense       936,563     606,163    1,772,623   1,147,623
     Dry hole costs and lease
          abandonments                  63      30,081           63     189,903
     Depletion of oil and gas
          producing properties     633,823     232,384    1,228,456     451,148
     Depreciation and other
          amortization              60,532      35,870      117,898      89,683
     Provisions for abandonment
          expense                   10,500      43,646       21,000      90,000
     General and administrative    431,712     348,033      804,593     655,222
                                  ---------    --------   ---------    ---------
       Total costs and expenses  2,073,193   1,296,177    3,944,633   2,623,579
                                  ---------    --------   ---------    ---------

Loss from operations              (268,854)    (51,909)    (206,068)   (230,423)
                                  ---------    --------   ----------   ---------

Other income (expense):
     Interest expense             (285,269)   (151,364)    (546,250)   (266,780)
     Interest income                19,820         295       50,969      23,528
     Gain on sale of assets         11,775     112,726       11,775     134,586
     Other, net                        608       2,022        9,934       3,522
     Minority interest in earnings
          of limited partnership    (9,145)    (16,207)     (30,945)    (44,865)
                                  ----------    --------   ---------    --------

       Total other income
          (expense)               (262,211)    (52,528)    (504,517)   (150,009)
                                  ----------    --------   ----------   --------

Loss before income taxes          (531,065)   (104,437)    (710,585)   (380,432)
Income taxes                        57,176       1,955       59,018       3,891
                                  ----------    --------   ----------   --------
Net loss                          (588,241)   (106,392)    (769,603)   (384,323)

Dividends on preferred stock      (200,258)          0     (400,358)          0
                                  ----------    --------   ----------   --------

Net loss applicable to common
     stock                       $(788,499)   (106,392)  (1,169,961)   (384,323)
                                  ==========    =========  ==========   ========

Net loss per common share      $     (0.14)      (0.02)       (0.20)      (0.07)
                                  ==========    =========  ==========   ========

Weighted average common shares
     outstanding                 5,800,592   5,552,760    5,737,401    5,552,760
                                  ==========    =========  ==========   ========




See accompanying notes to consolidated financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)
                                                              Six Months
                                                                 Ended
                                                                July 31,
                                                          1997           1996
                                                          ----           ----
Cash flows from operating activities:
  Loss from continuing operations                     $(769,603)       (384,323)
  Adjustments to reconcile loss from continuing
    operations to net cash provided by operating activities:
     Depreciation and other amortization                117,898          89,683
     Depletion of oil and gas producing properties    1,228,456         451,148
     Provision for abandonment expense                   21,000          90,000
     Gain on sale of assets                             (11,775)       (134,586)
     Minority interest in earnings of limited
          partnership                                    30,945          44,865
     Decrease (increase) in trade receivables           822,142        (469,858)
     Decrease (increase) in prepaid expenses            (96,197)          4,324
     Increase (decrease) in accounts payable and
          accrued expenses                              481,086         111,134
     Increase (decrease) in accrued platform
          abandonment expense                            (8,519)       (112,592)
     Increase in note payable                                 0       1,407,859
                                                      -----------     ----------

Net cash provided by (used in) continuing operating
     activities                                       1,815,433       1,097,654
                                                      -----------     ----------

Cash flows from investing activities:
  Purchase of oil and gas producing properties       (2,950,174)     (4,481,687)
  Purchase of other property and equipment              (70,035)        (48,909)
  Deletions from (additions to) platform abandonment
     fund                                                64,535          61,546
  Deletions from (additions to) other assets            (22,180)       (142,388)
  Proceeds from sale of property and equipment           26,017         145,346
                                                      ------------    ----------

Net cash provided by (used in) investing activities  (2,951,837)     (4,466,092)
                                                      ------------    ----------

Cash flows from financing activities:
  Proceeds from long-term debt                          552,619       4,185,961
  Repayment of long-term debt                           (24,469)     (1,636,811)
  Cash dividends on preferred stock                    (220,377)              0
  Proceeds from issuance of common stock                 58,997               0
  Contributions from limited partners                    95,570               0
  Distributions to limited partners                     (61,400)        (44,800)
                                                       -----------    ----------

Net cash provided by (used in) financing activities     400,940       2,504,350
                                                       -----------    ----------

Net increase (decrease) in cash and cash equivalents   (735,464)       (864,088)

 Cash and cash equivalents at beginning of period     1,045,331       1,244,268
                                                       -----------    ----------

Cash and cash equivalents at end of period          $   309,867         380,180
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

         In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial position and results of operations. Adjustments made for the six months ended July 31, 1997 are considered normal and recurring in nature.

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

         Capitalized costs of proved properties are periodically reviewed for impairment on a property by property basis, and, if necessary, an impairment provision is recognized to reduce the net carrying amount of such properties to their estimated fair values. Fair values for the properties are based on future net cash flows as reflected on the year end reserve report.

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

(2)      Acquisition of Oil and Gas Properties

         The business of acquiring producing oil and gas properties is an inherently speculative activity that involves a high degree of business and financial risk. Property acquisition decisions generally are based on various assumptions and subjective judgments relating to achievable production and price levels which are inherently uncertain and unpredictable. Although available geological and geophysical information can provide information on the potential for previously overlooked or untested formations, it is impossible to determine accurately the ultimate production potential, if any, of a particular well. Actual oil and gas production may vary considerably from anticipated results. Moreover, the acquisition of a property or the successful recompletion of an oil or gas well does not assure a profit on the investment or return of the cost thereof. There can be no assurance that the Company will succeed in its efforts to acquire additional oil and gas properties or in its development efforts aimed at increasing or restoring production from either currently owned or acquired wells. If the Company over-estimates the potential oil and gas reserves of a property to be acquired, or if its subsequent operations on the property are unsuccessful, the acquisition of the property could result in losses to the Company. Except to the extent that the Company acquires additional recoverable reserves or conducts successful exploration and development programs on its existing properties, the proved reserves of the Company will decline over time as they are produced. There can be no assurances that the Company will be able to increase or replace reserves through acquisitions, exploration and development.

         On January 16, 1997, Offshore completed the acquisition of producing oil and gas properties in the Righthand Creek Field ("Righthand Creek") located in Allen Parish, Louisiana. The effective date of the Righthand Creek acquisition was November 1, 1996. The acquisition price for Righthand Creek was approximately $15.3 million for total estimated remaining proved producing reserves as of the effective date of approximately 2 million bbls of oil and 2 bcf natural gas net to Offshore's interest. Due to timing of closing the acquisition, the revenues and related lease operating expenses for November 1996 through January 1997 were recorded as an adjustment to the acquisition price.

(3)      Long-Term Debt

         Effective January 16, 1997, the Company and Drilling executed the First Amendment to the loan agreement with a senior lender which provided for the increase of the senior credit facility ("Senior Credit Facility") from $10 million to $50 million and the increase of the credit available under the Senior Credit Facility (the "Borrowing Base") from approximately $5 million to approximately $17 million on January 16, 1997. The First Amendment also provided for extending the maturity date of the Senior Credit Facility to February 1, 2000. The Borrowing Base is the credit line available under the Senior Credit Facility, and is periodically redetermined by the senior lender. The amount of the Borrowing Base is determined by the senior lender in its sole discretion based upon an analysis of reserve and production data with respect to the oil and gas properties of the Company for the purpose of calculating the present value of future net revenues from such mineral interests as of the specified date. The principal factor in determining the Borrowing Base is the present value of projected future net revenues from the Company's proved producing reserves as of the determination date. The present value of projected future net revenues from the Company's proved behind pipe and proved undeveloped reserves are also factors in determining the Borrowing Base, but are afforded significantly less value than proved producing reserves.

         The Borrowing Base established in January 1997 is subject to monthly reductions, currently in the amount of $333,000, which began on April 1, 1997. The amount of the monthly reduction of the Borrowing Base can be adjusted by the senior lender upon redetermination of the Borrowing Base. The next scheduled redetermination of the Borrowing Base is on February 1, 1998. The Company may, at its sole expense, request a redetermination prior to February 1, 1998. The Senior Credit Facility likewise permits the senior lender the option to effectuate a redetermination of the Borrowing Base prior to February 1, 1998. If the redetermination of the Borrowing Base results in the outstanding principal balance of the Company's debt exceeding the amount of the Borrowing Base, the senior lender is to notify the Company of such deficiency. Within thirty days of receiving such notice, the Company must elect to either (1) prepay an amount which will reduce the principal balance of the debt to the amount of the Borrowing Base, or
         (2) mortgage such additional collateral as is acceptable to the senior lender. The assets presented as additional collateral must have sufficient present values on a discounted basis to increase the Borrowing Base, in the opinion of the senior lender, to an amount equal to or greater than the outstanding principal balance of the debt. The Company also has the option of prepaying and providing additional collateral in any combination. The failure of the Company to make sufficient prepayment and/or to mortgage sufficient additional collateral is a default under the Senior Credit Facility.

         Substantially all of the Company's assets, including all its interests (direct or indirect) in existing oil and gas properties and miscellaneous assets, already serve as collateral for the Senior Credit Facility. The Senior Credit Facility also provides that properties acquired in the future shall be pledged by the Company to secure the Senior Credit Facility. The Senior Credit Facility contains various restrictions including, but not limited to, restrictions on payments of dividends or distributions other than those capital distributions to the outside minority interest limited partners in GulfMex, maintenance of positive working capital, and no change in the ownership control or the President of the Company.

         During the three months ended July 31, 1997, the Company was in violation of a Senior Credit Facility covenant which requires the Company to maintain positive working capital, defined as current assets less current liabilities excluding current maturities of long-term debt. During this time, the Company incurred significant costs associated with drilling and recompletion activities in the Righthand Creek Field, and an offshore property, and an exploration activity in Mississippi. On June 30, 1997, the Company borrowed $500,000 against its available Borrowing Base to pay part of the costs incurred from these drilling activities. On August 15, 1997, the Company received a waiver of such non-compliance from the senior lender and borrowed an additional $600,000 which was used to reduce its outstanding accounts payable. As of August 31, 1997, the Company is in compliance with the financial covenants contained in the Senior Credit Facility.

         The First Amendment to the Senior Credit Facility permits the payment of dividends on the various classes of preferred stock acquired by Koch Exploration Company ("Koch") unless an event of default under the Senior Credit Facility has occurred and is continuing. The stock purchase agreement with Koch provides for certain restrictions on the Company's total indebtedness. The Company can increase indebtedness through the Senior Credit Facility; however, with respect to any other additional debt, if the incurrence of such other additional debt results in the Company's total indebtedness exceeding 65% of the present value of the Company's proved reserves discounted at 12%, the Company cannot incur any additional other debt.

         The Company pays interest on the outstanding balance owed on the senior secured indebtedness. The Company has the option to have the interest rate on all or any portion of that outstanding balance determined under either a prime rate formula or an Eurodollar rate formula. Interest expense paid pursuant to the Senior Credit Facility during the six months ended July 31, 1997 and 1996, was approximately $542,000 and $148,000, respectively. The average interest rate for the six months ended July 31, 1997 and 1996 was 8.16% and 9.23%, respectively.

(4)      Redeemable Preferred Stock

         On January 15, 1997, the Company filed a Certificate of Designation, Preferences and Rights of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock ("Certificate") with the Secretary of State, Delaware. The Certificate amended the Company's Certificate of Incorporation to establish three new series of preferred stock consisting of 700,000 shares of Series A Preferred Stock, 500,000 shares of Series B Preferred Stock, and 500,000 shares of Series C Preferred Stock, each having a par value of $.01 per share. The remaining 1,300,000 preferred shares of the Company's 3,000,000 authorized preferred stock remain undesignated. The Certificate provides for the rights, preferences, powers, restrictions and limitations of the respective series of preferred stock, and the summary of the rights, preferences and other terms of the respective series of preferred stock.

         On January 16, 1997, the Company and Koch Exploration Company ("Koch"), an affiliate of Koch Industries, Inc., concluded a $10 million private placement for the designated preferred stock as described above. Koch acquired 500,000 shares of Series A Preferred Stock for $5 million and 500,000 shares of Series B Preferred Stock for $5 million. The Koch Private Placement provides Koch the right and option to purchase up to an additional 200,000 shares of Series A Preferred Stock at the face value of $10 per share of Series A Preferred Stock at any time after January 16, 1999 but on or before January 16, 2000. The option may be exercised in whole or in part. The Koch Private Placement also provides for a financing right of first refusal. If the Company intends to issue new securities, it shall give Koch written notice of such intention, describing the amount of funds the Company wishes to raise, the type of new securities to be issued, the price and general terms. Koch has 15 days from the date of receipt of notice to agree to purchase all or part of such new securities.

         Series A Preferred Stock. Pursuant to the Koch Agreement, 500,000 shares of Series A Preferred Stock were initially issued by the Company for consideration of $10 per share. Holders of the Series A Preferred Stock, which has a face value of $10, are entitled to receive, out of funds legally available, cumulative dividends at the rate of 15% per annum payable in quarterly installments of $187,500 on the first day of February, May, August and November of each year. The Company paid cash dividends of $220,377 to Koch on May 1, 1997, which included $32,877 for the period from January 16, 1997 to January 31, 1997. The quarterly dividend of $187,500 due on August 1, 1997 has not been paid.

         In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock shall have preference, second only to the Senior Credit Facility, to the distribution of the assets of the Company up to an amount equal to the aggregate face value of the then outstanding Series A Preferred Stock plus accrued but unpaid dividends. The Company's merger, consolidation or any other combination into another corporation, partnership or other entity which results in the exchange of more than 50% of the voting securities of the Company requires the consent of the majority of the holders of the Series A Preferred Stock; however, the holders of the Series A Preferred Stock are not entitled to any other voting rights.

         Series B Preferred Stock. Pursuant to the Koch Agreement, 500,000 shares of Series B Preferred Stock were issued by the Company for consideration of $10 per share. Holders of the Series B Preferred
         Stock, which has a face value of $10 per share, are entitled to receive, out of funds legally available, cumulative quarterly dividends at the rate of .035 shares of Series C Preferred Stock, which also has a face value of $10 per share. The dividend payment dates for the Series B Preferred Stock are the first day of February, May, August and November of each year. Dividends on the Series C Preferred Stock are payable in preference and priority to payment of dividends on the Series B Preferred Stock. The Company issued 17,500 shares of Series C Preferred Stock to Koch on May 1, 1997 as the dividend on the Series B Preferred Stock. The quarterly dividend on the Series B Preferred Stock due to be paid on August 1, 1997, which consists of 17,500 shares of Series C Preferred Stock, was not issued.

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

         Board of Directors. The holders of Series B Preferred Stock shall have the right to nominate and elect to the Company's Board of Directors nominees representing not less than one-third of the number of members constituting the Board of Directors so long as there are more than 200,000 shares of Series B Preferred Stock issued and outstanding. If at any time the issued and outstanding shares of Series B Preferred Stock are less than 200,000, the holders shall have the right to elect only one director to the Company's Board. Two Koch employees are currently serving as Directors on the Board.

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

         Series C Preferred Stock. The holders of Series C Preferred Stock, which has a face value of $10, are entitled to receive cumulative dividends, out of funds legally available, at the rate of 14% per annum on the face value payable on the first day of February, May, August and November of each year. Pursuant to the Koch Private Placement, 17,500 shares of Series C Preferred Stock were issued as dividends on the Series B Preferred Stock on May 1, 1997. No shares of Series C Preferred Stock were issued for the Series B Preferred Stock due August 1, 1997. The August 1, 1997 quarterly dividend payment of $6,125 on the Series C Preferred Stock was not paid.

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

(5)      Subordinated Debt

         On January 31, 1997, the Company paid in full the 11.50% subordinated notes which were issued for a total principal amount of $2 million in September 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  1.       Material Changes in Financial Condition

                           For the six months ended July 31 1997, the Company incurred a net loss from operations before preferred dividends of $770,000 compared to the net loss of $384,000 for the six months ended July 31, 1996. This significant change in the Company's financial condition is due primarily to the additional interest expense incurred for the oil and gas properties acquired in January 1997 ("Righthand Creek") and increased depletion of oil and gas producing properties. Dividends of $400,000 have been accrued for the benefit of the preferred stockholders during the six months ended July 31, 1997 of which $187,500 was paid May 1, 1997. The quarterly dividends payable August 1, 1997 to Koch on the Series A , Series B and Series C Preferred Stock have not been paid.

                  2.       Material Changes in Results of Operations

                           Revenues and Lease Operating Expenses

                           Oil and gas sales increased from $2,393,000 for the six months ended July 31, 1996 to $3,739,000 for the six months ended July 31, 1997, a 56% increase. This increase is due to the acquisition of Righthand Creek in January 1997, which generated $1,680,000 of oil and gas sales for the six months ended July 31, 1997. The Wheeler County properties, Block 76 and Belle properties contributed $823,000 year to date through July 31, 1997 compared to $625,000 year to date through July 31, 1996. Although this is a 31% increase in related revenues, the 1996 revenues for these properties reflect three months of operations versus six months of operations for 1997.

                           Lease operating expenses increased from $1,148,000 for the six months ended July 31, 1996 to $1,773,000 for the six months ended July 31, 1997, a 54% increase which correlates with the related increase in revenues. The increase in lease operating expenses is also due to the acquisition of Righthand Creek which resulted in $679,000 of lease operating expenses for the six months ended July 31, 1997. Included in lease operating expenses for Righthand Creek properties is approximately $75,000 for lease rentals and $106,000 for various workovers and frac services performed on several wells.

                           Lease operating expenses as a percentage of revenues for existing properties, Wheeler County properties, and Block 76 remained constant between 1996 and 1997. However, lease operating expenses as a percentage of revenue for Belle properties has significantly increased from 61% to 89%. This increase is due to greater than expected declining revenues coupled with higher than expected operating costs.

                           The following table summarizes the operating activity for oil and gas properties for the six months ended July 31, 1997 and 1996. The existing properties are those oil and gas properties which were acquired by the Company prior to February 1, 1996.

                                        Acquisition             Six Months
                                           Date               Ended July 31,
                                                           1997          1996
                                                           ----          ----
         Oil and gas sales:
           Existing properties                  --      $1,235,499     1,767,787
           Wheeler County properties(1)   March 1996       136,248       115,680
           Block 76(1)                    March 1996       217,807       128,792
           Belle properties(1)            April 1996       468,954       380,897
           Righthand Creek properties(2)  January 1997   1,680,057             0
                                                         ---------     ---------

           Total oil and gas sales                      $3,738,565     2,393,156
                                                        ==========     =========

         Lease operating expenses:
           Existing properties                   --       $611,710       859,229
           Wheeler County properties      March 1996        43,933        36,836
           Block 76                       March 1996        19,605        18,315
           Belle properties               April 1996       417,547       233,243
           Righthand Creek properties     January 1997     679,828             0
                                                         ---------      --------

           Total lease operating expenses               $1,772,623     1,147,623
                                                         =========     =========

         Depletion of oil and gas producing properties:
           Existing properties                    --      $226,845       371,443
           Wheeler County properties      March 1996         8,406        13,430
           Block 76                       March 1996       148,441        19,701
           Belle properties               April 1996       143,959        46,574
           Righthand Creek properties     January 1997     700,805             0
                                                          ---------    ---------

           Total depletion of oil and gas
             producing properties                       $1,228,456       451,148
                                                          =========     ========

         Operating profit (loss) %:
           Existing properties                    --           32%           30%
           Wheeler County properties       March 1996          62%           57%
           Block 76                        March 1996          23%           70%
           Belle properties (3)            April 1996        (20)%           27%
           Righthand Creek properties      January 1997        18%            0%
                                                             -----          ----

           Total operating profit %                            20%           33%
                                                             =====          ====

                                        Acquisition             Six Months
                                           Date               Ended July 31,
                                                           1997          1996
                                                           ----          ----

         Oil production volume (bbl):
           Existing properties                   --        21,116         40,051
           Wheeler County properties      March 1996           73            158
           Block 76                       March 1996        3,341          1,498
           Belle properties               April 1996       24,325         19,037
           Righthand Creek properties     January 1997     69,959              0
                                                         ---------      --------

           Total oil production volume (bbl)              118,814         60,744
                                                         =========      ========

         Gas production volume (mcf):
           Existing properties                    --      392,136        222,674
           Wheeler County properties      March 1996       69,109         52,645
           Block 76                       March 1996       50,525         35,391
           Belle properties               April 1996            8             92
           Righthand Creek properties     January 1997     94,867              0
                                                         ---------      --------

           Total gas production volume (mcf)              606,645        310,802
                                                         =========      ========

         Average oil price per bbl                         $19.81         $19.59
                                                         =========       =======

         Average gas price per mcf                          $2.27          $2.42
                                                         ==========      =======

         Average price per bbl oil equivalent (BOE)        $17.00         $16.77
                                                         ==========       ======

         Lease operating expense per BOE                    $8.06          $8.04
                                                         ==========      =======

--------------
(1) Revenue and  expenses  commenced  effective  April 1, 1996.
(2) Revenue and expenses commenced effective February 1, 1997.
(3) The operating loss reflected by the Belle properties is primarily the result of greater than expected operating costs and lower than expected revenues.

                           Dry Hole Costs and Lease Abandonments

                           For the six months ended July 31, 1996, the Company recognized $189,900 related to dry hole expense for a dry hole in Wheeler County. For the six months ended July 31, 1997, no dry hole costs or lease abandonment expenses were incurred.

                           Depletion of Oil and Gas Producing Properties

                           Depletion expense increased from $451, 000 for the six months ended July 31, 1996 to $1,228,000 for the six months ended July 31, 1997. The increase in depletion expense is primarily due to the amortization as depletion of the capitalized acquisition costs for oil and gas properties acquired during fiscal year 1997.

                           Depletion expense for those oil and gas properties acquired during fiscal year 1997 was $1,002,000 and $80,000 for the six months ended July 31, 1997 and 1996, respectively.

                           General and Administrative

                           General and administrative expenses have increased from $655,000 to $805,000 for the six months ended July 31, 1996 and 1997, respectively. This increase is primarily the result of hiring three additional employees during the quarter ended April 30, 1997 and salary cost of living and merit increases provided to all staff and clerical employees in January 1997.

                           As a condition to closing the Koch stock purchase agreement, the President and Chief Financial Officer were required to enter into employment agreements with the Company and Drilling for initial terms of five years. The employment agreements may be renewed annually thereafter. The base salaries of $125,000 and $100,000 per annum, respectively, as provided by the employment agreements increased the combined annual salaries of the President and Chief Financial Officer by approximately $60,000.

                           Interest Expense

                           Interest expense increased from $267,000 in 1996 to $546,000 in 1997. The increase is due to the additional debt outstanding during the six months ended July 31, 1997. On January 31, 1997, the Company paid in full the 11.50% subordinated notes which were issued for a total principal amount of $2 million in September 1995. The Company has the option to have the interest rate on all or any portion of the outstanding balance under the Senior Credit Facility determined under either a prime rate formula or an Eurodollar rate formula. The average interest rate related to the Senior Credit Facility for the six months ended July 31, 1997 was 8.16% as compared to 9.23% for the six months ended July 31, 1996.

                           For any unused portion of the Borrowing Base, a commitment fee of 3/8ths of one percent per annum will be charged to the Company. The senior lender was paid a loan origination fee of $75,000 to facilitate the First Amendment. The outstanding principal balance of the Senior Credit Facility was $13.8 million at July 31, 1997 and $14.4 million at August 31, 1997.

                           Gain on Sale of Assets

                           The Company recognized approximately $135,000 gain on sale of assets during the six months ended July 31, 1996 and only $12,000 gain on assets sold during the six months ended July 31, 1997.

                           Sales Contract

                           Effective February 1, 1997, Offshore's contract marketing agent entered into a one year sales contract with an independent oil purchaser to deliver up to an average of 650 barrels of oil per day from the Company's Righthand Creek Field. The sales contract provides for pricing based upon the posted price for Louisiana Light Sweet Crude at St. James, Louisiana ("LLS"), plus a bonus of $1.50 per barrel ("Bonus"), but with a floor price of $20.00 per barrel and a ceiling price of $23.45 per barrel. The sales contract requires delivery of 650 barrels per day (averaged monthly), but has no penalty for underdeliveries of those volumes unless the LLS posted price plus Bonus exceeds $23.45 per barrel. Although the Righthand Creek Field wells are currently producing less than 650 barrels per day, the LLS plus Bonus price has been less than $23.45 per barrel, so no penalties have been in effect. If a penalty should become applicable, it would be computed as follows: ([650 barrels x # days in month]
                           - barrels delivered) x (LLS plus Bonus - $23.45).

                           In August 1997, the Company, on behalf of Offshore, entered into a commodity futures oil swap agreement with Koch Oil Company. That swap agreement was made pursuant to an existing Master Commodity Swap Agreement between the Company and Koch, at no current cost to the Company, and is termed a "Costless Put/Call Collar Option," covering the period between February 1, 1998 and January 31, 1999. The new swap agreement is based upon a determination quantity of 400 barrels oil per day and establishes settlement dates on the last day of each calendar month during the contract period. It sets a floating price equal to Koch Oil Company's monthly average LLS posting plus $1.50, and strike prices of $18.20 for put options and $19.97 for call options. On any settlement date, if the floating price is less than the put option strike price, then Koch must pay the Company the price difference, multiplied by the determination quantity for the month. On any settlement date, if the floating price exceeds the call option strike price, the Company must pay Koch the difference, multiplied by the determination quantity for the month.

                           Except as described above, the Company is not obligated to provide a fixed or determinable quantity of oil and gas in the future under any existing contracts, agreements, hedge of swap arrangements.

                           Recent Operating Developments

                           The Company's future results of operations and the other forward looking statements contained in this Quarterly Report involve a number of risks and uncertainties. Specifically, but without limitation, no assurances can be given that any current or future development or exploration plans and operations will be successful or that, if successful, production from the wells and the associated revenues over the production life of the properties will equal or exceed the costs associated with properties and their development.

                           Righthand Creek Field

                           The Righthand Creek Field, which represents approximately 70% of the aggregate reserve value of the Company, was acquired by the Company in January 1997 for $15.3 million.

                           Offshore commenced the workover and additional development work at Righthand Creek in March 1997. A workover drilling rig was placed on a previously abandoned well in the field and was able to recomplete the well in the Wilcox "B" formation. Recompletion procedures were also performed on the Wilcox "A" formation to test its production capacity. The well has produced from the Wilcox "A" and "B" formations since early July and in August had an average production rate of approximately 30 BOPD. The total workover and completion costs incurred for this well were approximately $333,000 through July 31, 1997. The Company is currently completing this well in the Wilcox B-1 formation.

                           On March 26, 1997, a drilling rig commenced an 11,300 foot Wilcox formation development well in Righthand Creek. The well was completed in mid-June 1997. Oil production was stabilized in mid-August and current average production approximates 110 BOPD. Through July 31, 1997, total drilling and completion costs incurred for this well were approximately $946,000.

                           In mid-June 1997, the Company re-entered an abandoned well in Righthand Creek. Attempts to achieve natural production flow from the Wilcox "B" and "B-1" formations were unsuccessful. Management intends to place a pumping unit on the well to establish production. If production cannot be established by this method, then the well may be used as a water injection well to facilitate additional development of the Righthand Creek Field.

                           In late August 1997, two existing Righthand Creek wells were perforated in the Wilcox "B-1" formation. Production from both wells has increased from an average of 80 BOPD to approximately 220 BOPD.

                           As a result of the testing operations on existing wells, recompletion of shut-in wells and drilling of new wells in the Righthand Creek Field, the Company has concluded that the primary source of energy in the Righthand Creek Wilcox "B" reservoir is fluid expansion and not a natural water drive. Accordingly, the Company now believes that the reservoir will require pressure maintenance operations to achieve its maximum productive potential, which in turn will require additional capital investment by the Company. The effect of reclassifying the Righthand Creek Wilcox "B" reservoir as a depletion drive reservoir may increase overall recoverable reserves, but will likely result in the reclassification of a significant portion of previously recognized reserves from "Proved Producing" to "Proved Behind Pipe," "Proved Undeveloped" or "Probable and Possible" until pressure maintenance can be successfully demonstrated.

                           The Company has retained an independent petroleum engineering firm to assist in developing a comprehensive development plan for the Righthand Creek Field reservoir. Those engineering consultants have recommended that pressures in the reservoir be maintained by water injection. A properly designed water injection program will require that additional wells be drilled, and some currently producing wells may be converted to water injection wells. Proper development of the reserves in Righthand Creek will be dependent upon the availability of sufficient additional working capital to implement the pressure maintenance program. Management currently estimates the total cost of the required pressure maintenance operation would range from approximately $2 million to approximately $4 million.

                           The full implementation of a pressure maintenance program in Righthand Creek may require that several existing production units, with different mineral owners, be combined or reconfigured. The existing units have been established by orders of a Louisiana state commission, and any changes in the unit configurations will be subject to the approval of that commission. The regulatory approval process may require that the Company obtain consents from mineral owners in the existing units. Although the Company has recently begun the process of seeking such consents as an initial step in obtaining regulatory approval of the changes in the unit configurations, there can be no assurances that the required number of consents will be obtained or that the commission will ultimately approve the changes in unit configurations.

                           The Company also plans to complete additional existing wells where downhole tests indicate good Wilcox "B-1" formation in order to increase the daily production. The Wilcox "B-1" formation was not recognized in any reserve classification at the time the property was acquired, and thus any additional reserves derived from the Wilcox "B-1" formation will enhance the Company's reserve position.

                           Other Areas

                           On  April  1,  1997,  production  from  Block  76 was
                           suspended to repair mechanical problems with the downhole equipment. The total workover cost was approximately $2.8 million. Offshore's portion of the workover expense was approximately $112,000. As of April 30, 1997 the level of production net to
                           Offshore's interest has been restored to average approximately 500 mcf per day as compared to approximately 700 mcf per day prior to the suspension of production.

                           The Company has participated in the successful completion of two wells at Eugene Island 324. The wells were completed in July 1997; however, the operator of the wells is currently repairing the existing production facility to accommodate the expected production from these wells. It is anticipated that the wells will be fully producing by October 1997. The Company has approximately 8.9% working interest and 6% net revenue interest in these wells.

                           The Company has also participated in the drilling of an exploratory well in the Red Bug Field in Wilkinson County, Mississippi. The Company has a working interest of 10.9375% and a net revenue interest of 7.875%. The well was completed at approximately 11,600 feet on September 8, 1997 and is currently being tested. It is anticipated that this well will primarily produce gas.

                           Capital Resources and Liquidity

                           Bank Debt

                           Effective January 16, 1997, the Company and Drilling executed the First Amendment to the loan agreement with a senior lender which provided for the increase of the senior credit facility ("Senior Credit Facility") from $10 million to $50 million and the increase of the credit available under the Senior Credit Facility (the "Borrowing Base") from approximately $5 million to approximately $17 million on January 16, 1997. The First Amendment also provided for extending the maturity date of the Senior Credit Facility to February 1, 2000. The Borrowing Base is the credit line available under the Senior Credit Facility, and is periodically redetermined by the senior lender. The amount of the Borrowing Base is determined by the senior lender in its sole discretion based upon an analysis of reserve and production data with respect to the oil and gas properties of the Company for the purpose of calculating the present value of future net revenues from such mineral interests as of the specified date. The principal factor in determining the Borrowing Base is the present value of projected future net revenues from the Company's proved producing reserves as of the determination date. The present value of projected future net revenues from the Company's proved behind pipe and proved undeveloped reserves are also factors in determining the Borrowing Base, but are afforded significantly less value than proved producing reserves.

                           The Borrowing Base is subject to monthly reductions, currently in the amount of $333,000, which began on April 1, 1997. The amount of the monthly reduction of the Borrowing Base can be adjusted by the senior lender upon redetermination of the Borrowing Base. The next scheduled redetermination of the Borrowing Base is on February 1, 1998. The Company may, at its sole expense, request a redetermination prior to February 1, 1998. The Senior Credit Facility likewise permits the senior lender the option to effectuate a redetermination of the Borrowing Base prior to February 1, 1998. If the redetermination of the Borrowing Base results in the outstanding principal balance of the Company's debt exceeding the amount of the Borrowing Base, the senior lender is to notify the Company of such deficiency. Within thirty days of receiving such notice, the Company must elect to either (1) prepay an amount which will reduce the principal balance of the debt to the amount of the Borrowing Base, or (2) mortgage such additional collateral as is acceptable to the senior lender. The assets presented as additional collateral must have sufficient present values on a discounted basis to increase the Borrowing Base, in the opinion of the senior lender, to an amount equal to or greater than the outstanding principal balance of the debt. The Company also has the option of prepaying and providing additional collateral in any combination. The failure of the Company to make sufficient prepayment and/or to mortgage sufficient additional collateral is a default under the Senior Credit Facility.

                           Substantially all of the Company's assets, including all its interests (direct or indirect) in existing oil and gas properties and miscellaneous assets serve as collateral for the Senior Credit Facility. The Senior Credit Facility also provides that properties acquired in the future shall be pledged by the Company to secure the Senior Credit Facility. The Senior Credit Facility contains various restrictions including, but not limited to, restrictions on payments of dividends or distributions other than those capital distributions to the outside minority interest limited partners in GulfMex, maintenance of positive working capital, and no change in the ownership control or the President of the Company.

                           During the three months ended July 31, 1997, the Company was in violation of a Senior Credit Facility covenant which requires the Company to maintain positive working capital, defined as current assets less current liabilities excluding current maturities of long-term debt. During this time, the Company incurred significant costs associated with drilling and recompletion activities in the Righthand Creek Field, and an offshore property, and an exploration activity in Mississippi. On June 30, 1997, the Company borrowed $500,000 against its available Borrowing Base to pay part of the costs incurred from these drilling activities. On August 15, 1997, the Company received a waiver of such non-compliance from the senior lender and borrowed an additional $600,000 which was used to reduce its outstanding accounts payable. As of August 31, 1997, the Company is in compliance with the financial covenants contained in the Senior Credit Facility.

                           The First Amendment to the Senior Credit Facility permits the payment of dividends on the various classes of preferred stock acquired by Koch Exploration Company ("Koch") unless an event of default under the Senior Credit Facility has occurred and is continuing. The stock purchase agreement with Koch provides for certain restrictions on the Company's total indebtedness. The Company can increase indebtedness through the Senior Credit Facility; however, with respect to any other additional  debt,  if the  incurrence  of such  other
                           additional debt results in the Company's total indebtedness exceeding 65% of the present value of the Company's proved reserves discounted at 12%, the Company cannot incur any additional other debt.

                           The Company pays interest on the outstanding balance owed on the senior secured indebtedness. The Company has the option to have the interest rate on all or any portion of that outstanding balance determined under either a prime rate formula or an Eurodollar rate formula. Interest expense paid pursuant to the Senior Credit Facility during the six months ended July 31, 1997 and 1996, was approximately $542,000 and $148,000, respectively. The average interest rate for the six months ended July 31, 1997 and 1996 was 8.16% and 9.23%, respectively.

                           Redeemable Preferred Stock

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

                                                    Preferred Stock
                                         ---------------------------------------
                                   Series A       Series B         Series C
                                   --------       -------          --------

          Number of shares issued  500,000        500,000           -0-

          Face value per share     $10            $10             $10

          Cumulative dividends     15% of face    0.35 shares of  14% of face
                                   value (per     Series C        value (per
                                   annum)         (quarterly)     annum)

          Dividends payable        Feb. 1, May 1, Feb. 1, May 1,  Feb. 1, May 1,
                                   Aug. 1, Nov. 1 Aug. 1, Nov. 1  Aug. 1, Nov. 1

          First dividend payment   May 1, 1997    May 1, 1997     Aug. 1, 1997

                           The Company paid Koch a cash dividend of $220,377 on May 1, 1997 for the dividends accrued from January 16, 1997 through April 30, 1997 on the Series A Preferred Stock. Koch also received 17,500 shares of Series C Preferred Stock as the stock dividend accrued on the Series B Preferred Stock from February 1, 1997 through April 30, 1997. No cash dividend was due on Series C Preferred Stock.

                           As a result of the significant costs incurred with the drilling and recompletion activities conducted by the Company during the six months ended July 31, 1997, the Company did not make the quarterly dividend payments of $187,500 and $6,125 due on the Series A Preferred Stock and the Series C Preferred Stock on August 1, 1997. The Company has not issued the 17,500 shares of Series C Preferred Stock due on August 1, 1997 on the Series B Preferred Stock. The Company has incurred dividends expense of $400,358 as of July 31, 1997 of which $200,265 is accrued as payable. The Company's ability to pay the accrued dividends due on August 1, 1997 and dividends which become due in the future is dependent on increasing the cash flow from operations.

                           The Koch Agreement provides that if the Company is in arrears in whole or in part with regard to quarterly dividend payments, and such nonpayment remains in effect for three consecutive quarters, or, if a significant event occurs, Koch will have the right at any annual or special meeting of the stockholders to nominate and elect such number of individuals as shall after the election represent a majority of the number of directors constituting the Company's Board. A significant event shall mean and be deemed to exist if (i) the Company files a voluntary petition, or there is filed against the Company an involuntary petition, seeking relief under any applicable bankruptcy or insolvency law, (ii) a receiver is appointed for any of the Company's properties or assets, (iii) the Company makes or consents to the making of a general assignment for the benefit of creditors or (iv) the Company becomes insolvent or generally fails to pay, or admits in writing its inability or unwillingness to pay, its debts as they become due. At such time that there is a cure or waiver received in writing from the holders of a majority of the Series B Preferred Stock, the additional board members elected by the holders shall be removed from the Company's Board.

                           The Company's ability to meet its current financial commitments, including those imposed by the Senior Credit Facility and the terms of the Preferred Stock, and to have access to additional working capital to operate and develop its existing oil and gas properties is principally dependent on the market prices for oil and natural gas, the production levels of the Company's properties and the success of the Company's development program. While the Company has ongoing exploration and development efforts that, if successful, will enhance its reserves and cash flow, successful development of the Righthand Creek Field by implementation of a comprehensive pressure maintenance operation will require significant additional working capital. Although the Company is investigating sources of financing such as additional or alternative bank financing, production or mezzanine financing for the development of Righthand Creek and other development projects, the Company presently has no commitment for additional financing and there can be no assurance that the Company will be successful in obtaining additional financing. If the Company is unable to obtain additional financing as needed, it would consider, among other alternatives, sale of certain of its leasehold interests, the curtailment of property acquisitions or development activities until internally generated funds become available, or other strategic alternatives in an effort to meet its financial requirements.

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

                           Statements in this Quarterly Report including those contained in the foregoing discussion and other items herein, concerning the Company which are (a) statements of plans and objectives for future operations, (b) statements of future economic performance, or (c) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of
                           Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The ultimate accuracy of forward-looking statements is subject to a wide range of business risks and changes in circumstances, and actual results and outcomes often differ from expectations. Any number of important factors could cause actual results to differ materially from those in the forward- looking statements herein, including the following: the timing and extent of changes in crude oil and natural gas prices; actions of the Company's purchasers, competitors, lenders and other third parties over whom the Company has little or no control; changes in the cost or availability of pipelines and other means of transporting products; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; future well performance; the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves; political developments in foreign countries; and the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. The Company undertakes no obligation to publicly release  the  result  of any  revisions  to any  such
                           forward-looking statements that may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION

Item1.    LEGAL PROCEEDINGS
               None.

Item 2.   CHANGES IN SECURITIES
               None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

                  Series A Preferred Stock

                  The cash dividend in the amount of $187,500 due on August 1, 1997 on Series A Preferred Stock has not been paid.

                  Series B Preferred Stock

                  The dividend of 17,500 shares of Series C Preferred Stock due on August 1, 1997 on the Series B Preferred Stock has not been issued.

                  Series C Preferred Stock

                  The cash dividend in the amount of $6,125 due on August 1, 1997 on Series C Preferred Stock has not been paid.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Shareholders was held on July 1, 1997. The slate of directors recommended by the management of the Company were: Robert A. Buschman, Guy Bob Buschman, John G. Hurd, H. M. Shearin, Jr., Hobby A. Abshier, Ralph F. Cox, Dale
                  G. Schlinsog and R. Allan Allford.

                           1. Approval of the selection of the slate of Directors to serve for a term of one year or to the date of the next annual meeting.

                                            Shareholders  present or entitled to
                                            vote for the  approval  of the slate
                                            of   Directors   as   presented   by
                                            management,  voted 4,966,376  shares
                                            in favor of the slate of  Directors.
                                            The shareholders voted as follows:

                               For        Against       Abstained      Not Voted
      Robert A. Buschman    4,966,376      1,400             0           793,211
      Guy Bob Buschman      4,966,376      1,400             0           793,211
      John G. Hurd          4,966,376      1,400             0           793,211
      H. M. Shearin, Jr.    4,966,376      1,400             0           793,211
      Hobby A. Abshier      4,966,376      1,400             0           793,211
      Ralph F. Cox          4,966,376      1,400             0           793,211
      Dale G. Schlinsog     4,966,376      1,400             0           793,211
      R. Allan Allford      4,966,376      1,400             0           793,211

                           2. Approval of the selection of KPMG Peat Marwick as the Company's auditors for the fiscal year commencing February 1, 1997.

                                    Shareholders present or entitled to vote for the resolution voted 4,966,596 shares in favor of the resolution which constituted more than a majority of the total number of shares entitled to vote on this matter. The shareholders voted as follows:

      For:   4,966,596    Against: 100   Abstained: 1,080    Not Voted:  793,211

Item 5.  OTHER INFORMATION
               None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The exhibits listed on the accompanying Index to Exhibits on page E-1 are filed as part of this Form 10-QSB. The Company will furnish a copy of any exhibit to a requesting shareholder upon payment of a fee of $.25 per page.

                  10(p) Confirmation of Costless Collar Put/Call Option subject to Master Commodity Swap Agreement between Koch Oil Company and Rio Grande, Inc., dated August 15, 1997. (E-4).

         (b)      Reports on Form 8-K
                           None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      RIO GRANDE, INC.



Date:    September 19, 1997            By:   /s/ Guy R. Buschman
                                           ------------------------------------
                                           Guy R. Buschman, President



Date:    September 19, 1997            By:   /s/ Gary Scheele
                                           ------------------------------------
                                           Gary Scheele, Secretary and Treasurer
                                           (principal financial officer)

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

10(o) Participation Agreement between Mortimer Exploration Company and Rio Grande Offshore, Ltd. for the Texas/Louisiana Yegua Project dated March 10, 1997 with attached amended letter agreement.

10(p) Confirmation of Costless Collar Put/Call Option subject to Master Commodity Swap Agreement between Koch Oil Company and Rio Grande, Inc., dated August 15, 1997 (E-4).

22 The following list sets forth the name of each subsidiary or affiliate of the Company, with the State of incorporation as noted which are wholly-owned by the Company (except as noted):

                  Rio Grande Drilling Company, Texas corporation Rio Grande Desert Oil Company, Nevada corporation Rio Grande Offshore, Ltd., a Texas limited partnership Rio Grande GulfMex, Ltd., a Texas limited partnership (80% interest)

27       Financial Data Schedule (E-5).

99(a) Private Offering Memorandum of the Company dated August 27, 1995 (incorporated herein by reference from October 31, 1995 Form 10-QSB).

                                  Confirmation
                              Put 36335/Call 36341
TO:      Rio Grande, Inc.
         Attn: Guy Bob Buschman                       FAX: (210) 308-8111

FROM:    Koch Oil Company
         600 Travis, Ste 1300
         Houston, TX 77002
         Attn:  Doug Wittenberg

Dear Sirs:

Koch Oil Company is pleased to confirm the  following  commodity  price swap between Koch Oil Company (Koch) and Rio Grande, Inc. on the Trade Date referred to below. This letter constitutes a "Confirmation" as referred to in the Master Swap Agreement specified below.
     1. This Confirmation supplements, forms a part of, and is subject to, the Master Commodity Swap Agreement (the "Master Agreement") that was executed between Koch and Rio Grande, Inc. on 1/16/97. All provisions contained or incorporated by reference in the Master Agreement shall govern this Confirmation except as expressly modified below.
     2. The terms of the particular Swap Transaction to which this Confirmation relates are as follows:
     a.  Transaction Type:       Costless Collar PUT/CALL Option
     b.  Put Option Seller/Call
           Option Buyer:         Koch Oil Company
     c.  Call Option Seller/Put
           Option Buyer:         Rio Grande, Inc.
     d.  Trade Date:             August 15, 1997
     e.  Expiration Date:        January 31, 1999
     f.  Applicable Commodity:   Koch's Louisiana Light Sweet
                                 Crude Oil Posting
     g.  Determination Quantity: 400 bbl/day (146,000 total)
     h.  Put Strike Price:       $18.20/bbl USD
     i.  Call Strike Price:      $19.97/bbl USD
     j.  Determination Period:   February 1, 1998 through January 31, 1999
     k.  Floating Price:         The Floating  Price shall be  calculated as the
                                 arithmetic  average of Koch's  Louisiana  Light
                                 Sweet   Crude  Oil  Posting  for  each  of  the
                                 calendar  months  February 1998 through January
                                 1999 plus $1.50/bbl.
     l.  Settlement Date:        Last day of each calendar  month  February 1998
                                 through January 1999
     m.  Payment Date:           Five business days after Settlement Date
     n.  Settlement:             At the  Settlement  Date, if the Floating Price
                                 is less than the Put  Strike  Price,  then Koch
                                 will pay Rio  Grande the  difference  times the
                                 Determination  Quantity on the Payment Date. If
                                 the   Floating   Price  is  greater   than  the
                                 corresponding   Call  Strike  Price,  then  Rio
                                 Grande will pay Koch the  difference  times the
                                 Determination Quantity on the Payment Date.
      o.  Payment:   First National Bank of Chicago
                     Chicago, Illinois                Comerica Bank TX
                     ABA#071000013                    Dallas, TX
                     SWIFT FNBC US 44                 ABA#111000753
                     Koch Industries,  Inc.           Acct.#7611020657
                     A/C 51-39058                     Rio  Grande  Offshore Ltd.
                     Ref. KOC Invoice

Please confirm that the foregoing correctly sets forth the terms of our agreement by executing the copy of this Confirmation enclosed for that purpose and returning it to us.

We are pleased to have completed this transaction with you.

                               Best regards.
                               KOCH OIL COMPANY
                               By:
                               Doug Wittenberg
                               Director - Producer Services

                               Accepted and Confirmed:
                               Rio Grande, Inc.
                               By:
                               Guy Bob Buschman
                               Title: President & Chief Executive Officer