Form 10QSB
period 1997-10-31
RIO GRANDE INC /DE/
filed 1997-12-22
CIK 352964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

  [root]           QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE  SECURITIES  EXCHANGE ACT OF 1934 For the  quarterly period ended October 31, 1997

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

At November 30, 1997 there were 6,073,320 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (unaudited)

                                                                October 31, 1997
         Assets                                               ----------------
Current assets:
  Cash and cash equivalents                                        $    204,723
  Trade receivables                                                     944,508
  Prepaid expenses                                                       70,809
                                                                      ---------
         Total current assets                                         1,220,040
                                                                      ---------
Property and equipment, at cost:
  Oil and gas properties, successful efforts method                  28,678,518
  Transportation equipment                                              183,011
  Other depreciable assets                                              411,055
                                                                      ---------
                                                                     29,272,584
  Less accumulated depreciation, depletion and amortization          (5,676,267)
                                                                      ---------
         Net property and equipment                                  23,596,317
                                                                      ---------
Other assets:
  Platform abandonment fund                                             878,696
  Other assets, net                                                     543,139
                                                                      ---------
                                                                      1,421,835
                                                                      ---------
         Total Assets                                              $ 26,238,192
                                                                      =========
         Liabilities and Stockholders' Equity Current liabilities:
  Accounts payable                                                    1,421,799
  Accrued expenses                                                      299,940
  Current installments of long-term debt                              4,029,563
                                                                      ---------
         Total current liabilities                                    5,751,302
                                                                      ---------
  Other accrued expenses                                              1,337,117
  Long-term debt, excluding current installments                     10,232,527
  Minority interest in limited partnership                              204,827

  Redeemable preferred stock, $0.01 par value; $10
    redemption value.  Authorized 1,700,000 shares; issued
    and outstanding 1,017,500 shares                                 10,026,093

  Common stock of $0.01 par value. Authorized
    10,000,000 shares; issued and outstanding
    6,073,320 shares                                                     60,733
  Additional paid-in capital                                          1,128,245
  Deficit                                                            (2,502,652)
                                                                      ---------
Contingent liabilities

         Total Liabilities and Stockholders' Equity                $ 26,238,192
                                                                      =========
See accompanying notes to consolidated financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (unaudited)

                                       Three Months               Nine Months
                                          Ended                     Ended
                                       October 31,                October  31,
                                        ----------                ------------
                                       1997        1996       1997       1996
Revenues:                              ----        ----       ----       ----
     Oil and gas sales           $   1,685,636  1,339,774 5,424,201  3,732,930
                                     ---------  --------- ---------  ---------
Costs and expenses:
     Lease operating and
      other production expense         936,317    682,546 2,708,941  1,830,094
     Dry hole costs and lease
      abandonments                           0          0        63    189,903
     Depletion of oil and gas
       producing properties            490,417    270,012 1,718,873    721,160
     Depreciation and other
       amortization                     55,473     46,230   173,371    135,914
     Provisions for abandonment
       expense                          10,500    (30,000)   31,500     60,000
     General and administrative        344,400    279,678 1,148,993    934,900
                                     ---------  --------- ---------  ---------
       Total costs and expenses      1,837,107  1,248,466 5,781,741  3,871,971
                                     ---------  --------- ---------  ---------
Gain (loss) from operations           (151,471)    91,308  (357,540)  (139,041)
                                     ---------  --------- ---------   --------
Other income (expense):
     Interest expense                 (299,554)  (221,844) (845,804)  (488,624)
     Interest income                    20,343     27,778    71,312     51,306
     Gain on sale of assets            273,614    226,542   285,389    361,128
     Other, net                            781      1,751    10,715      5,273
     Minority interest in earnings of
       limited partnership             (15,300)   (20,078)  (46,244)   (64,944)
                                      --------    --------  --------  ---------
       Total other income (expense)    (20,116)    14,149  (524,632)  (135,861)
                                      --------     -------  --------   -------
Gain (loss) before income taxes       (171,587)   105,457  (882,172)  (274,902)
Income taxes                            24,256      1,757    83,274      5,647
                                       -------     ------  --------    -------
Net income (loss)                     (195,843)   103,700  (965,446)  (280,549)

Dividends on preferred stock           220,393          0   620,751          0
                                       -------    -------   -------    --------
Net income (loss) applicable to
  common stock                     $  (416,236)   103,700(1,586,197)  (280,549)
                                      --------    ------- ----------   -------
Net income (loss) per common share $     (0.07)      0.02     (0.27)     (0.05)
                                       =======     ======= =========   ========
Weighted average common shares
  outstanding                        5,973,735  5,552,760 5,817,044  5,552,760
                                      ========   ======== =========   ========



See accompanying notes to consolidated financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)

                                                           Nine Months
                                                                           Ended
                                                                     October 31,
                                                          -------------------
                                                          1997           1996
                                                          ----           ----
Cash flows from operating activities:
  Loss from continuing operations               $     (965,446)        (280,549)
  Adjustments to reconcile loss from continuing
    operations to net cash provided by
      operating activities:
     Depreciation and other amortization               173,371          135,914
     Depletion of oil and gas producing properties   1,718,873          721,160
     Provision for abandonment expense                  31,500           60,000
     Gain on sale of assets                           (285,389)        (361,127)
     Minority interest in earnings of limited
       partnership                                      46,244           64,944
     Decrease (increase) in trade receivables          864,154         (211,690)
     Decrease (increase) in prepaid expenses           (33,990)           1,864
     Increase (decrease) in accounts payable and
       accrued expenses                                519,640          (11,346)
     Increase (decrease) in other accrued expenses    (152,246)        (114,967)
                                                     ----------        ---------
Net cash provided by (used in) continuing
  operating activities                               1,916,711            4,203
                                                     ---------          --------
Cash flows from investing activities:
  Purchase of oil and gas producing properties      (3,993,598)      (4,757,253)
  Purchase of other property and equipment             (75,595)         (49,359)
  Deletions from (additions to) platform abandonment
    fund                                               123,267           33,275
  Deletions from (additions to) other assets           (22,863)        (197,927)
  Proceeds from sale of property and equipment         397,984          699,246
                                                     ---------          --------
Net cash provided by (used in) investing activities (3,570,805)      (4,272,018)
                                                     ---------        ----------
Cash flows from financing activities:
  Proceeds from long-term debt                       1,152,619        5,385,962
  Repayment of long-term debt                         (251,838)      (1,728,935)
  Cash dividends on preferred stock                   (220,377)               0
  Proceeds from issuance of common stock               104,112                0
  Contributions from limited partners                   95,570                0
  Distributions to limited partners                    (66,600)        (132,081)
                                                     ---------        ----------
Net cash provided by (used in) financing activities    813,486        3,524,946
                                                      --------        ----------
Net increase (decrease) in cash and cash equivalents  (840,608)        (742,869)

 Cash and cash equivalents at beginning of period    1,045,331        1,244,268
                                                     ---------        ----------
Cash and cash equivalents at end of period            $204,723          501,399
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

         In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial position and results of operations. Adjustments made for the nine months ended October 31, 1997 are considered normal and recurring in nature.

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

         Capitalized costs of proved properties are periodically reviewed for impairment on a property by property basis, and, if necessary, an impairment provision is recognized to reduce the net carrying amount of such properties to their estimated fair values. Fair values for the properties are based on future net cash flows as reflected by the year end reserve report.

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

         On January 16, 1997, Offshore completed the acquisition of producing oil and gas properties in the Righthand Creek Field ("Righthand Creek") located in Allen Parish, Louisiana. The effective date of the Righthand Creek acquisition was November 1, 1996. The acquisition price for Righthand Creek was approximately $15.3 million for total estimated remaining proved producing reserves as of the effective date of approximately 2 million bbls of oil and 2 bcf natural gas net to the

         Company's interest. Due to timing of closing the acquisition, the revenues and related lease operating expenses for November 1996 through January 1997 were recorded as an adjustment to the acquisition price.

(3)      Long-Term Debt

         Effective January 16, 1997, the Company and Drilling executed the First Amendment to the loan agreement with a senior lender which provided for the increase of the senior credit facility ("Senior Credit Facility") from $10 million to $50 million and the increase of the credit available under the Senior Credit Facility (the "Borrowing Base") from approximately $5 million to approximately $17 million on January 16, 1997. The First Amendment also provided for extending the maturity date of the Senior Credit Facility to February 1, 2000. The Borrowing Base is the amount available under the Senior Credit Facility, and is periodically redetermined by the senior lender. The amount of the Borrowing Base is determined by the senior lender in its sole discretion based upon an analysis of reserve and production data with respect to the oil and gas properties of the Company for the purpose of calculating the present value of future net revenues from such mineral interests as of a specified date. The principal factor in determining the Borrowing Base is the present value of projected future net revenues from the Company's proved producing reserves as of the determination date. The present value of projected future net revenues from the Company's proved behind pipe and proved undeveloped reserves are also factors in determining the Borrowing Base, but are afforded significantly less value than proved producing reserves.

         The Borrowing Base established in January 1997 is subject to monthly reductions, currently in the amount of $333,000, which commenced on April 1, 1997. The amount of the monthly reduction of the Borrowing Base can be adjusted by the senior lender upon any subsequent determinations of the Borrowing Base. The next scheduled determination date of the Borrowing Base is February 1, 1998. The Company may, at its sole expense, request a determination of the Borrowing Base prior to February 1, 1998. The Senior Credit Facility likewise permits the senior lender the option to effectuate an earlier determination date of the Borrowing Base. If the subsequent determination of the Borrowing Base results in the outstanding principal balance of the Company's debt exceeding the amount of the Borrowing Base, the senior lender can notify the Company of such deficiency. Within thirty days of receiving notice from the senior lender of a deficiency in the Borrowing Base, the Company must elect to either (1) prepay an amount which will reduce the principal balance of the debt to the amount of the Borrowing Base, or (2) mortgage such additional collateral as is acceptable to the senior lender. The assets presented as additional collateral must have sufficient present values on a discounted basis to increase the Borrowing Base, solely in the opinion of the senior lender, to an amount equal to or greater than the outstanding indebtedness under the Senior Credit Facility. The Company also has the option of prepaying and providing additional collateral in any combination. The failure of the Company to make sufficient prepayment and/or to mortgage sufficient additional collateral is a default under the Senior Credit Facility. In the event of a default under the Senior Credit Facility, the senior lender has various remedies available to it, including foreclosure of its liens on the properties serving as collateral for the loan.

         Substantially all of the Company's assets, including all its interests (direct or indirect) in existing oil and gas properties and miscellaneous assets, serve as collateral for the Senior Credit Facility. The Senior Credit Facility also provides that any properties or material assets acquired in the future shall be pledged by the Company to secure the Senior Credit Facility. The Senior Credit

         Facility contains various restrictions including, but not limited to, restrictions on payments of dividends or distributions other than those capital distributions to the outside minority interest limited partners in GulfMex, maintenance of positive working capital, and no change in the ownership control or the President of the Company.

         As of October 31, 1997, the Company was not in compliance with the positive working capital financial covenants contained in the Senior Credit Facility, but received a retrospective waiver of non-compliance from the senior lender. The Company continues to incur significant costs associated with drilling and recompletion activities in Righthand Creek which have not been offset by increased production and related revenues. The Company anticipates that it may not be in compliance with the working capital financial covenants subsequent to October 31, 1997 and therefore be unable to make any further borrowing requests. There can be no assurances that the senior lender will waive compliance of that financial covenant for financial statements subsequent to October 31, 1997.

         During the three months ended October 31, 1997, the Company sold its working interest ownership in certain oil and gas properties located in Jack and Young Counties, Texas for $327,205. The Company reduced its indebtedness under the Senior Credit Facility by $219,657, the Company's Borrowing Base was reduced $84,083 as a result of these sales. In November 1997, the Company sold its working interest ownership in oil and gas properties in McClain County, Oklahoma and Upton County, Texas for $180,000 and $593,840, respectively. The Company reduced its indebtedness under the Senior Credit Facility by $690,705 with a portion of the proceeds of such sales, and the Company's Borrowing Base was reduced by $457,915 as a result of these sales.

         The Company anticipates completing the sale of all oil and gas properties located in Tom Green County, Texas prior to December 31, 1997. The senior lender has approved the sale of those properties contingent on 50% of the net proceeds being applied to the outstanding indebtedness under the Senior Credit Facility. Since these oil and gas properties were not assigned any significant value in calculating the Borrowing Base, the Borrowing Base will not be reduced by the sale. The Company anticipates it will receive $612,256 for its net ownership in these oil and gas properties of which $306,128 will be applied to outstanding indebtedness under the Senior Credit Facility.

         The Company, in addition, is currently negotiating the sale of Eugene Island Lease Blocks 198, 199 and 202 which are held by GulfMex. The Company anticipates that this sale may be completed by December 31, 1997. Pursuant to such sale, GulfMex would assign all its rights and interest in those Offshore leases for a total sales price of $35,000 and the release of $265,500 held in escrow for the abandonment liability of the platforms and wells located on those leases. GulfMex has agreed with the buyer that the proceeds from the sale of the above described leases will be applied to the outstanding accounts payable of GulfMex with the buyer which were incurred by GulfMex for its proportionate share of the drilling and recompletion of certain wells at Eugene Island 324 and the senior lender has consented to this application of proceeds.

         Although the senior lender has reserved the right to examine future sales of oil and gas properties individually, the Company anticipates that the principal balance of the senior indebtedness could be reduced by the proceeds of any future sales of oil and gas properties by an amount equivalent to 100% of the present value of the oil and gas properties calculated using a discount rate of 9% per annum as determined by the senior lender ("PV-9") plus 50% of the net proceeds received in excess of the PV-9. The Company anticipates that the Borrowing Base will be reduced by 75% of the senior lender's PV-9 for any oil and gas properties sold.

         The Company made an additional principal payment of $14,000 on November 3, 1997. As of December 1, 1997, the Company's Borrowing Base is $13,511,002 and the outstanding indebtedness under the Senior Credit Facility is $13,485,639. The Company has agreed that it will make no further requests for advances under the Senior Credit Facility until after the Borrowing Base determination date of February 1, 1998.

         The Company pays interest on the outstanding indebtedness of the Senior Credit Facility under either a prime rate formula or a Eurodollar rate formula. Interest expense paid pursuant to the Senior Credit Facility during the nine months ended October 31, 1997 and 1996, was approximately $846,000 and $489,000, respectively. The average interest rate for the nine months ended October 31, 1997 and 1996 was 8.19% and 9.28%, respectively.

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


(4)      Redeemable Preferred Stock

         On January 15, 1997, the Company filed a Certificate of Designation, Preferences and Rights of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock ("Certificate") with the Secretary of State, Delaware. The Certificate amended the Company's Certificate of Incorporation to establish three new series of preferred stock consisting of 700,000 shares of Series A Preferred Stock, 500,000 shares of Series B Preferred Stock, and 500,000 shares of Series C Preferred Stock, each having a par value of $.01 per share. The remaining 1,300,000 preferred shares of the Company"s 3,000,000 authorized preferred stock remain undesignated. The Certificate provides for the rights, preferences, powers, restrictions and limitations of the respective series of preferred stock, and the summary of the rights, preferences and other terms of the respective series of preferred stock.

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

         Series A Preferred Stock. Pursuant to the Koch Agreement, 500,000 shares of Series A Preferred Stock were initially issued by the Company for consideration of $10 per share. Holders of the Series A Preferred Stock, which has a face value of $10, are entitled to receive, out of funds legally available, cumulative dividends at the rate of 15% per annum payable in quarterly installments of $187,500 on the first day of

         February, May, August and November of each year. The Company paid cash dividends of $220,377 to Koch on May 1, 1997, which included $32,877 for the period from January 16, 1997 to January 31, 1997. The quarterly dividends of $187,500 each due on August 1, 1997 and November 1, 1997 have not been paid. (See "Series B Preferred Stock-Voting Rights; Board of Directors").

         In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock shall have preference, second only to the Senior Credit Facility or other creditors, to the distribution of the assets of the Company up to an amount equal to the aggregate face value of the then outstanding Series A Preferred Stock plus accrued but unpaid dividends. The Company's merger, consolidation or any other combination into another corporation, partnership or other entity which results in the exchange of more than 50% of the voting securities of the Company requires the consent of the majority of the holders of the Series A Preferred Stock; however, the holders of the Series A Preferred Stock are not entitled to any other voting rights.

         Series B Preferred Stock. Pursuant to the Koch Agreement, 500,000 shares of Series B Preferred Stock were issued by the Company for consideration of $10 per share. Holders of the Series B Preferred
         Stock, which has a face value of $10 per share, are entitled to receive, out of funds legally available, cumulative quarterly dividends at the rate of .035 shares of Series C Preferred Stock, which also has a face value of $10 per share. The dividend payment dates for the Series B Preferred Stock are the first day of February, May, August and November of each year. Dividends on the Series C Preferred Stock are payable in preference and priority to payment of dividends on the Series B Preferred Stock. The Company issued 17,500 shares of Series C Preferred Stock to Koch as the dividend due on the Series B Preferred Stock on May 1, 1997 . The quarterly stock dividends of 17,500 shares of Series C Preferred Stock each due on the Series B Preferred Stock on August 1, 1997 and November 1, 1997 have not been issued.(See "Series B Preferred Stock-Voting Rights; Board of Directors").

         In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series B Preferred Stock shall have preference in the distribution of the assets of the Company after and subject to the payment of the Senior Credit Facility and other creditors, and payment in full of all amounts, including accrued but unpaid dividends, required to be distributed to the holders of Series A Preferred Stock. The Series B Preferred Stock liquidation preference shall be in an amount equal to the aggregate face value of the then outstanding Series B Preferred Stock plus accrued but unpaid dividends.

         Series C Preferred Stock. The holders of Series C Preferred Stock, which has a face value of $10, are entitled to receive cumulative dividends, out of funds legally available, at the rate of 14% per annum on the face value payable on the first day of February, May, August and November of each year. Pursuant to the Koch Private Placement, 17,500 shares of Series C Preferred Stock were issued as dividends on the Series B Preferred Stock on May 1, 1997. No shares of Series C
         Preferred  Stock  were  issued  as  stock  dividends  for the  Series B
         Preferred Stock due on August 1, 1997 and November 1, 1997. The quarterly cash dividend payments of $6,125 and $12,250 due, respectively, on August 1, 1997 and November 1, 1997 on the Series C Preferred Stock have not been paid.

         In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the then outstanding Series C Preferred Stock shall have preference in the distribution of the assets of the Company, after and subject to the payment to the Senior Credit Facility and other creditors and the payment in full of all amounts required to be distributed to the holders of Series A and Series B Preferred Stock. The Series C Preferred Stock liquidation preference shall be in an amount equal to the aggregate face value of the then outstanding Series C Preferred Stock plus accrued but unpaid dividends. Series C Preferred Stock shall not be entitled to any voting rights other than provided by law.

         Series B Preferred Stock-Voting Rights; Board of Directors. Holders of all the issued and outstanding 500,000 shares of Series B Preferred Stock collectively will be eligible to cast votes equivalent to 24% of the then issued and outstanding shares of common stock on all matters submitted to the stockholders for vote at any annual or special stockholders meeting. If at any time the Company is in arrears in whole or in part with regard to quarterly dividends and such nonpayment remains in effect for three consecutive dividend payment dates, the holders of the Series B Preferred Stock may notify the Company of their election to exercise rights to cast votes equivalent to 51% of the then issued and outstanding shares of common stock. At any time that the holders hold less than 500,000 shares of Series B Preferred Stock, the voting percentage of either 24% or 51% is reduced on a pro- rata basis.

         The holders of Series B Preferred Stock shall have the right to nominate and elect to the Companys Board of Directors nominees representing not less than one-third of the number of members constituting the Board of Directors so long as there are more than 200,000 shares of Series B Preferred Stock issued and outstanding. If at any time the issued and outstanding shares of Series B Preferred Stock are less than 200,000, the holders shall have the right to elect only one director to the Company's Board. Two Koch employees are currently serving as Directors on the Board.

         If at any time the Company is in arrears in whole or in part with regard to quarterly dividends and such nonpayment remains in effect for three consecutive quarters or, if a significant event (as defined in the Certificate) occurs, the holders have the right at any annual or special meeting of the stockholders to nominate and elect such number of individuals as shall after the election represent a majority of the number of directors constituting the Company's Board. A significant event shall mean and be deemed to exist if (i) the Company files a voluntary petition, or there is filed against the Company an involuntary petition, seeking relief under any applicable bankruptcy or insolvency law, (ii) a receiver is appointed for any of the Company's properties or assets, (iii) the Company makes or consents to the making of a general assignment for the benefit of creditors or (iv) the Company becomes insolvent or generally fails to pay, or admits in writing its inability or unwillingness to pay, its debts as they become due. At such time that there is a cure or waiver received in writing from the holders of a majority of the Series B Preferred Stock, the additional board members elected by the holders shall be removed from the Company's Board. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and also "Capital Resources and Liquidity").

         The Company is currently in arrears on two consecutive dividend payments on each of the Series A, Series B and Series C Preferred Stock. The next consecutive quarterly dividend payment date will be February 1, 1998. If the Company does not declare and pay at least one quarterly dividend on each of the Series A, Series B and Series C Preferred Stock on or prior to that date, Koch may invoke its remedies under the Certificate to exercise voting rights equivalent to 51% of the common stock and/or to convene a special meeting of the stockholders at which Koch would have the right to elect a majority of the number of directors constituting the Company's Board.

(5)      Subordinated Debt

         On January 31, 1997, the Company paid in full the 11.50% subordinated notes which were issued for a total principal amount of $2 million in September 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  1.       Material Changes in Financial Condition

                            For the nine months ended October 31, 1997, the Company incurred a net loss from operations before dividends on preferred stock of $965,000 compared to a net loss of $280,000 for the nine months ended October 31, 1996. This significant change in the Company's financial condition is due primarily to the increased interest expense incurred on the additional indebtedness required to acquire the oil and gas properties at Righthand Creek and the related depletion on those producing properties. Dividends of $620,751 have been accrued for the benefit of preferred stockholders during the nine months ended October 31, 1997 of which $187,500 was paid May 1, 1997. The quarterly dividends payable August 1, 1997 and November 1, 1997 to Koch on the Series A , Series B and Series C Preferred Stock have not been paid.

                            For the three months ended October 31, 1997, the Company incurred a net loss before dividends on preferred stock of $196,000 versus $588,000 for the three months ended July 31, 1997. This three-month improvement is due mainly to the recognition of approximately $235,000 gain on sales of oil and gas properties in Jack County and Young County, Texas in September 1997. For the nine months ended October 31, 1997, these oil and gas properties provided approximately $133,000 of oil and gas revenues, representing 2.4% of total production revenues. Lease operating expenses and depletion for these properties were approximately $159,000 which resulted in a loss from operations for these respective properties of $26,000.

                  2.       Material Changes in Results of Operations

                           Revenues and Lease Operating Expenses

                            Oil and gas sales increased from $3,733,000 for the nine months ended October 31, 1996 to $5,424,000 for the nine months ended October 31, 1997, a 45%
                            increase. This increase is due primarily to the acquisition of Righthand Creek in January 1997, which generated $2,409,000 oil and gas sales for the nine months ended October 31, 1997. Oil and gas sales from existing properties have decreased approximately $738,000 from October 31, 1996 to October 31, 1997 as outlined below:

                                                   Nine Months Ended October 31,
                                                   -----------------------------
              Oil and gas sales from existing
                       properties                   1997      1996    Difference
                                                    ----      ----    ----------
              Properties sold                $         0     180,000   (180,000)

              Offshore properties recompleted
                or shut-in                             0     205,000   (205,000)

              Remaining properties             1,772,100   2,124,800   (352,700)
                                               ---------   ---------   ---------
              Oil and gas sales from existing
                properties                   $ 1,772,100   2,509,800   (737,700)
                                               ---------   ---------    --------

                            Lease operating expenses increased from $1,830,000 for the nine months ended October 31, 1996 to $2,709,000 for the nine months ended October 31, 1997, a 48% increase. The increase in lease operating expenses is primarily due to the acquisition of Righthand Creek which resulted in $1,101,000 of lease operating expenses for the nine months ended October 31, 1997. Included in lease operating expenses for Righthand Creek properties is approximately $67,000 for lease rentals and $223,000 for various workovers and frac services performed on several wells.

                            Lease operating expenses as a percentage of revenues for existing properties, Wheeler County properties, and Block 76 remained constant between 1996 and 1997. However, lease operating expenses as a percentage of revenues for the Belle properties have increased significantly from 66% in 1996 to 95% in 1997. This increase is due to a 49% decrease in revenues coupled with an 8% increase in operating costs, including $79,000 in workover expenses.

                            The following table summarizes the operating activity for oil and gas properties for the nine months ended October 31, 1997 and 1996. The existing properties are those oil and gas properties which were acquired by the Company prior to February 1, 1996.

                                         Acquisition              Nine Months
                                            Date               Ended October 31,
                                         -----------            ----------------
                                                            1997           1996
                                                            ----           ----
       Oil and gas sales:
       ------------------
         Existing properties                     --      $1,772,104   2,509,799
         Wheeler County properties(1)    March 1996         211,509     197,857
         Block 76(1)                     March 1996         304,202     307,830
         Belle properties(1)             April 1996         727,500     717,444
         Righthand Creek properties(2) January 1997       2,408,886           0
                                                          ---------    ---------
         Total oil and gas sales                         $5,424,201   3,732,930
                                                          =========   ==========
       Lease operating expenses:
       -------------------------
         Existing properties                     --        $832,079   1,275,694
         Wheeler County properties       March 1996          60,919      56,016
         Block 76                        March 1996          26,509      28,155
         Belle properties                April 1996         688,805     470,229
         Righthand Creek properties    January 1997       1,100,629           0
                                                          ---------    ---------
         Total lease operating expenses                  $2,708,941   1,830,094
                                                          =========   ==========
       Depletion of oil and gas producing properties:
       ----------------------------------------------
         Existing properties                     --        $278,256     551,067
         Wheeler County properties       March 1996          12,601      25,575
         Block 76                        March 1996         215,513      65,799
         Belle properties                April 1996         217,329      78,719
         Righthand Creek properties    January 1997         995,174           0
                                                            -------     --------
         Total depletion of oil and gas
          producing properties                           $1,718,873     721,160
                                                          =========     ========
       Operating profit (loss) %:
       --------------------------
         Existing properties                     --             37%         27%
         Wheeler County properties       March 1996             65%         59%
         Block 76                        March 1996             20%         69%
         Belle properties (3)            April 1996            (25)%        23%
         Righthand Creek properties    January 1997             13%          0%
                                                               -----        ----
         Total operating profit (loss) %                        18%         32%
                                                               =====        ====

                                         Acquisition              Nine Months
                                            Date               Ended October 31,
                                         -----------            ----------------
                                                            1997           1996
                                                            ----           ----
       Oil production volume (bbl):
       ----------------------------
         Existing properties                     --          29,181      53,223
         Wheeler County properties       March 1996              73         171
         Block 76                        March 1996           5,080       4,757
         Belle properties                April 1996          38,366      34,192
         Righthand Creek properties    January 1997         103,544           0
                                                            -------      -------
         Total oil production volume (bbl)                  176,244      92,343
                                                            =======      =======
       Gas production volume (mcf):
       ----------------------------
         Existing properties                     --         530,720     621,112
         Wheeler County properties       March 1996         103,245      93,212
         Block 76                        March 1996          71,980      83,890
         Belle properties                April 1996              40         137
         Righthand Creek properties    January 1997         116,039           0
                                                            -------      -------
         Total gas production volume (mcf)                  822,024     798,351
                                                            =======     ========
         Average oil price per bbl                           $19.82      $20.50
                                                            =======     ========
         Average gas price per mcf                            $2.33       $2.28
                                                            =======      =======
         Average price per bbl oil equivalent (BOE)          $17.32      $16.56
                                                            =======      =======
         Lease operating expense per BOE                      $8.65       $8.12
                                                            =======       ======
-----------------
(1) Revenue and expenses commenced effective April 1, 1996. (2) Revenue and expenses commenced effective February 1, 1997.

(3) The operating loss reflected by the Belle properties is primarily the result of greater than expected operating costs and lower than expected revenues.

                            Dry Hole Costs and Lease Abandonments

                            For the nine months ended October 31, 1996, the Company incurred $130,000 dry hole expenses relative to the recompletion of an existing well in Wheeler County. For the nine months ended October 31, 1997, no dry hole costs or lease abandonment expenses were incurred.

                  Depletion of Oil and Gas Producing Properties

                            Depletion expense increased from $721,000 for the nine months ended October 31, 1996 to $1,719,000 for the nine months ended October 31, 1997. The increase in depletion expense is primarily due to the amortization as depletion of the capitalized acquisition costs for Righthand Creek and the increase in the depletion rates for Block 76 and Belle properties.

                           General and Administrative

                            General and administrative expenses have increased from $935,000 to $1,149,000 for the nine months ended October 31, 1996 and 1997, respectively. This increase is primarily the result of hiring three additional employees during the quarter ended April 30, 1997, cost of living and merit salary increases provided to the staff and clerical employees in January 1997, and the approximately $60,000 annual increase to the base salaries of the President and Chief Financial Officer as provided by their employment agreements.

                            Interest Expense

                            Interest expense increased from $489,000 in 1996 to $846,000 in 1997. The increase is due to the additional debt outstanding during the nine months ended October 31, 1997. On January 31, 1997, the Company paid in full the 11.50% subordinated notes which were issued for a total principal amount of $2 million in September 1995. The Company has the option to have the interest rate on all or any portion of the outstanding balance under the Senior Credit Facility determined by either a prime rate formula or an Eurodollar rate formula. The average interest rate related to the Senior Credit Facility for the nine months ended October 31, 1997 was 8.19% as compared to 9.28% for the nine months ended October 31, 1996.

                            For any unused portion of the Borrowing Base, a commitment fee of 3/8ths of one percent per annum is charged to the Company. The senior lender was paid a loan origination fee of $75,000 to facilitate the First Amendment. The outstanding principal balance of the Senior Credit Facility was $14,180,343 at October 31, 1997 and $13,485,639 at December 1, 1997.

                             Gain on Sale of Assets

                            Effective September 1, 1997, the Company sold its leasehold interest in oil and gas properties located in Jack County and Young County, Texas for $190,000 and $137,200, respectively. Approximately $235,000 gain on sale of these assets was recognized as of October 31, 1997.

                            Effective November 1, 1997, the Company sold its leasehold interest in oil and gas properties in McClain County, Oklahoma for $180,000 and recognized a gain of approximately $122,000. The Company sold its leasehold interest in non-operated oil and gas properties in Upton County, Texas effective November 1, 1997 for $594,000 with a gain of $323,000. These transactions occurred subsequent to the third quarter and are not included in results for the quarter.

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

                            In August 1997, the Company, on behalf of Offshore, entered into a commodity futures oil swap agreement ("Oil Swap Agreement") with Koch Oil Company. That Oil Swap Agreement was made pursuant to an existing Master Commodity Swap Agreement between the Company and Koch, at no current cost to the Company, and is termed a "Costless Put/Call Collar Option," covering the period between February 1, 1998 and January 31, 1999. The Oil Swap Agreement is based upon 400 barrels oil per day and establishes settlement dates on the last day of each calendar month during the contract period. It sets a floating price equal to Koch Oil Company's monthly average LLS posting plus $1.50, and strike prices of $18.20 for put options and $19.97 for call options. On any settlement date, if the floating price is less than the put option strike price, then Koch must pay the Company the price difference, multiplied by the determination quantity for the month. On any settlement date, if the floating price exceeds the call option strike price, the Company must pay Koch the difference, multiplied by the determination quantity for the month.

                            The Company also entered into a commitment with its contract marketing agent to deliver an average of 600 MMBtu per day for February, March and April 1998. The Company in turn will receive an average net price of $2.45 per MMBtu before taxes.

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

                              Righthand Creek Field

                            Righthand Creek, which represents approximately 70% of the aggregate reserve value of the Company, was acquired by the Company in January 1997 for $15.3 million.

                            Offshore commenced the workover and additional development work at Righthand Creek in March 1997. A workover drilling rig was placed on a previously abandoned well in the field and was able to recomplete the well in the Wilcox "B" formation. Recompletion procedures were also performed on the
                            Wilcox "A" formation to test its production capacity. The well has produced from the Wilcox "A" and "B" formations since early July and averaged production of approximately 30 BOPD through August 1997. The total workover and completion costs incurred for this well were approximately $333,000 through August 31, 1997. The Company recompleted this well in the Wilcox "B-1" formation in October 1997 with additional recompletion costs totaling $241,000. The wells current production is approximately 26 BOPD.

                            On March 26, 1997, a drilling rig commenced drilling a 11,300 foot Wilcox formation development well in Righthand Creek. The well was completed in June 1997. Oil production was stabilized in August 1997. The average production has been approximately 130 BOPD. Through October 31, 1997, total drilling and completion costs incurred for this well were approximately $971,000.

                            In June 1997, the Company re-entered a second abandoned well in Righthand Creek. Attempts to achieve natural production flow from the Wilcox "B" and "B-1" formations were unsuccessful. Total capital expenditures incurred for this recompletion was approximately $215,000 as of October 31, 1997. Management may use this well as a water injection well to facilitate the additional development of Righthand Creek.

                            In late August 1997, two existing Righthand Creek wells were perforated in the Wilcox "B-1" formation. Production from these wells has increased from an average of 80 BOPD to approximately 160 BOPD. The total recompletion costs incurred to perforate and recomplete these wells in the Wilcox "B-1" formation was approximately $49,500.

                            As a result of the testing performed on existing wells, recompletion of shut-in wells and drilling of new wells in Righthand Creek, the Company has concluded that the primary source of energy in the Righthand Creek Wilcox "B" reservoir is fluid expansion and not natural water drive. Accordingly, the Company believes that the reservoir will require pressure maintenance operations to achieve its maximum productive potential, which in turn will require significant additional capital investment by the Company. The effect of reclassifying the Righthand Creek Wilcox "B" reservoir as a depletion drive reservoir has increased the overall recoverable reserves, but resulted in the reclassification of a significant portion of previously recognized reserves from "Proved Producing" to "Proved Behind Pipe," "Proved Undeveloped" and "Probable and Possible." Such shift in reserve classifications will remain until pressure maintenance can be successfully demonstrated.

                            The Company has retained an independent petroleum engineering firm to assist in developing a comprehensive development plan for the Righthand Creek reservoir. These engineering consultants have recommended that pressures in the reservoir be maintained by water injection. A properly designed water injection program will require that additional wells be drilled for water injection purposes and that some currently producing wells be converted to water injection wells as well. Proper development of the reserves in Righthand Creek will be dependent upon the availability of sufficient additional working capital to implement the pressure maintenance program. Management estimates the total cost of the required pressure maintenance operation will exceed $2 million and could range to approximately $4 million.

                            The full implementation of a pressure maintenance program in Righthand Creek may also require that several existing production units, with different mineral owners, be combined or reconfigured. The existing units have been established by orders of the Louisiana state minerals commission (the
                            "Commission"), and any changes in the unit configurations will be subject to approval by the Commission. The regulatory approval process required the Company to obtain consents from at least 75% of the mineral owners in the existing units to the reservoirwide unitization agreement. The Company has obtained the necessary consents to go forward with the unitization approval process. The Company has completed a pre-notification hearing and is currently scheduled with the Commission on January 6, 1998 for final approval of the reservoirwide unitization of the three single well units. There can be no assurances that the Commission will ultimately approve the Company's plan.

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

                            Other Areas

                            On  April  1,  1997,  production  from  Block 76 was
                            suspended  to repair  mechanical  problems  with the
                            downhole equipment. The total workover cost was approximately $2.8 million. Offshore's portion of the workover expense was approximately $117,000. As of April 30, 1997 the level of production net to Offshore's interest has been restored to average approximately 280 mcf per day as compared to approximately 700 mcf per day prior to the suspension of production.

                            The Company has participated in the successful completion of two wells at Eugene Island 324. The wells were completed in July 1997. Production from these wells have averaged approximately 36 BOPD and 15 Mcf net to the Company's interest.

                            The Company has also participated in the drilling of an exploratory well in the Red Bug Field in Wilkinson County, Mississippi. The Company has a working interest of 10.9375% and a net revenue interest of 7.875% in this well. The well was completed at approximately 11,600 feet in September 1997. It is anticipated that this well will be on production during the first quarter of 1998 and will produce primarily gas.

                            Capital Resources and Liquidity

                            Effective January 16, 1997, the Company and Drilling executed the First Amendment to the loan agreement with a senior lender which provided for the increase of the senior credit facility ("Senior Credit Facility") from $10 million to $50 million and the increase of the credit available under the Senior Credit Facility (the "Borrowing Base") from approximately $5 million to approximately $17 million on January 16, 1997. The First Amendment also provided for extending the maturity date of the Senior Credit Facility to February 1, 2000. The Borrowing Base is the credit line available under the Senior Credit Facility, and is periodically redetermined by the senior lender. The amount of the Borrowing Base is determined by the senior lender in its sole discretion based upon an analysis of reserve and production data with respect to the oil and gas properties of the Company for the purpose of estimating the present value of future net revenues from such mineral interests as of a specified date. The principal factor in determining the Borrowing Base is the present value of projected future net revenues from the Company's proved producing reserves as of the determination date. The present value of projected future net revenues from the Company's proved behind pipe and proved undeveloped reserves are also factors in determining the Borrowing Base, but are afforded significantly less value than proved producing reserves.

                            The Borrowing Base established in January 1997 is subject to monthly reductions, currently in the amount of $333,000, which commenced on April 1, 1997. The amount of the monthly reduction of the Borrowing Base can be adjusted by the senior lender upon any subsequent determinations of the Borrowing Base. The next scheduled determination date of the Borrowing Base is February 1, 1998. The Company may, at its sole expense, request a determination of the Borrowing Base prior to February 1, 1998. The Senior Credit Facility likewise permits the senior lender the option to effectuate an earlier determination date of the Borrowing Base. If the subsequent determination of the Borrowing Base results in the outstanding principal balance of the Company's debt exceeding the amount of the Borrowing Base, the senior lender can notify the Company of such deficiency. Within thirty days of receiving notice from the senior lender of a deficiency in the Borrowing Base, the Company must elect to either (1) prepay an amount which will reduce the principal balance of the debt to the amount of the Borrowing Base, or (2) mortgage such additional collateral as is acceptable to the senior lender. The assets presented as additional collateral must have sufficient present values on a discounted basis to increase the Borrowing Base, solely in the opinion of the senior lender, to an amount equal to or greater than the outstanding indebtedness under the Senior Credit Facility. The Company also has the option of prepaying and providing additional collateral in any combination. The failure of the Company to make sufficient prepayment and/or to mortgage sufficient additional collateral is a default under the Senior Credit Facility.

                            Substantially all of the Company's assets, including all its interests (direct or indirect) in existing oil and gas properties and miscellaneous assets, serve as collateral for the Senior Credit Facility. The Senior Credit Facility also provides that any properties or material assets acquired in the future shall be pledged by the Company to secure the Senior Credit Facility. The Senior Credit Facility contains various restrictions including, but not limited to, restrictions on payments of dividends or distributions other than those capital distributions to the outside minority interest limited partners in GulfMex, maintenance of positive working capital, and no change in the ownership control or the President of the Company.

                            As of October 31, 1997, the Company was not in compliance with the positive working capital financial covenants contained in the Senior Credit Facility, but received a waiver of non-compliance from the senior lender. The Company continues to incur significant costs associated with drilling and recompletion activities in Righthand Creek which have not been offset by increased production and related revenues. The Company anticipates that it may not be in compliance with the working capital financiaL covenants subsequent to October 31, 1997. There can be no assurances that the senior lender will waive non-compliance of that financial covenant for financial statements subsequent to October 31, 1997.

                            During the three months ended October 31, 1997, the Company sold its working interest ownership in certain oil and gas properties located in Jack and Young Counties, Texas for $327,205 and applied the proceeds to reduce its indebtedness under the Senior Credit Facility by $219,657. The Company's Borrowing Base was reduced $84,083 as a result of these sales. In November 1997, the Company sold its working interest ownership in oil and gas properties in McClain County, Oklahoma and Upton County, Texas for $180,000 and $593,840, respectively. The Company reduced its indebtedness under the Senior Credit Facility by $690,705 and the Company's Borrowing Base was reduced by $457,915 as a result of these sales.

                            The Company anticipates completing the sale of all oil and gas properties located in Tom Green County, Texas prior to December 31, 1997. The senior lender has approved the sale of those properties contingent on 50% of the net proceeds being applied to the outstanding indebtedness of the Senior Credit Facility. Since these oil and gas properties were not assigned any significant value in calculating the Borrowing Base, the Borrowing Base will not be reduced by the sale. The Company anticipates it will receive $612,256 for its net ownership in these oil and gas properties of which $306,128 will be applied to outstanding indebtedness of the Senior Credit Facility.

                            The Company, in addition, is currently negotiating the sale of Eugene Island Lease Blocks 198, 199 and 202 which are held by GulfMex. The Company anticipates that this sale may be completed by December 31, 1997. Pursuant to such sale, GulfMex would assign all its rights and interest in those Offshore leases for a total sales price of $35,000 and the release of $265,500 held in escrow for the abandonment liability of the platforms and wells located on those leases. GulfMex has agreed with the buyer that the proceeds from the sale of the above described leases will be applied to the outstanding accounts payable of GulfMex with the buyer which were incurred by GulfMex for its proportionate share of the drilling and recompletion of certain wells at Eugene Island 324 and the senior lender has consented to this application of proceeds.

                            Although the senior lender has reserved the right to examine future sales of oil and gas properties individually, the Company anticipates that the principal balance of the senior indebtedness could be reduced by the proceeds of any future sales of oil and gas properties by an amount equivalent to 100% of the senior lender's present values for the oil and gas properties calculated using a discount rate of 9% per annum as determined by the senior lender ("PV-9") plus 50% of the net proceeds received in excess of the PV-9. The Company anticipates that the Borrowing Base will be reduced by 75% of the senior lender's PV-9 for any oil and gas properties sold.

                            The Company made an additional principal payment of $14,000 on November 3, 1997. As of December 1, 1997, the Company's Borrowing Base is $13,511,002 and the outstanding indebtedness under the Senior Credit Facility is $13,485,639. The Company has agreed that it will make no further requests under the Senior Credit Facility until after the Borrowing Base determination date of February 1, 1998.

                            The Company pays interest on the outstanding indebtedness of the Senior Credit Facility under either a prime rate formula or an Eurodollar rate formula. Interest expense paid pursuant to the Senior Credit Facility during the nine months ended October 31, 1997 and 1996, was approximately $846,000 and $489,000, respectively. The average interest rate for the nine months ended October 31, 1997 and 1996 was 8.19% and 9.28%, respectively.

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

                            The following is a brief summary of the various rights and terms of the Preferred Stock.

                                                Preferred Stock
                                    --------------------------------------------
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

                            As a result of the significant costs incurred with the drilling and recompletion activities conducted by the Company during the nine months ended October 31, 1997, the Company has not made the two quarterly cash dividend payments of $187,500 each due on the Series A Preferred Stock and the $6,125 and $12,125 quarterly cash dividend payments due on the Series C Preferred Stock on August 1, 1997 and November 1, 1997, respectively. The Company also has not issued the stock dividends of 17,500 shares of Series C Preferred Stock each due on August 1, 1997 and November 1, 1997 accrued on the Series B Preferred Stock. The Company has accrued a dividend expense of $608,501 as of October 31, 1997 of which $394,908 is accrued as payable. The Company's ability to pay the accrued dividends due February 1, 1998 and those dividends which become due in the future is
                            dependent   on   increasing   the  cash   flow  from
                            operations.

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

                            The Company is currently in arrears on two consecutive dividend payments on each of the Series A, Series B and Series C Preferred Stock. The next consecutive quarterly dividend payment date will be February 1, 1998. If the Company does not declare and pay at least one quarterly dividend on each of the Series A, Series B and Series C Preferred Stock on or prior to that date, Koch may invoke its remedies under the Certificate to exercise voting rights equivalent to 51% of the common stock and/or to convene a special meeting of the stockholders at which Koch would have the right to elect a majority of the number of directors constituting the
                            Company's   Board.

                            The Company's ability to meet its current financial commitments, including those imposed by the Senior Credit Facility and the terms of the Preferred Stock, and to have access to additional working capital to operate and develop its existing oil and gas properties is principally dependent on the market prices for oil and natural gas, the production levels of the Company's properties and the success of the Company's development program. While the Company has ongoing exploration and development efforts that, if successful, will enhance its reserves and cash flow, successful development of Righthand Creek by implementation of a comprehensive pressure maintenance operation will require significant additional working capital. Although the Company is investigating various sources of financing such as additional or alternative bank financing, production or mezzanine financing for the development of Righthand Creek and any other development projects, the Company presently has no commitment for additional financing and there can be no assurance that the Company will be successful in obtaining any additional financing.

                            The Company continues offering for sale of certain non-strategic leasehold interests in an effort to reduce the indebtedness of the Senior Credit Facility and fund development costs. If the Company is unable to obtain additional financing as needed, it would consider, among other alternatives, the curtailment of significant development and workover activities until internally generated funds become available, or other strategic alternatives in an effort to meet its financial requirements.

                            Principally, as a result of the reclassification of reserves in the Righthand Creek and the resultant anticipated reduction in the Company's proved producing reserves, management anticipates that the next scheduled Borrowing Base determination date will likely result in reduction of the Borrowing Base to an amount less than the amount then expected to be outstanding on the Senior Credit Facility. The amount of any shortfall will not finally be determined until reserve reports based on the then most current reserve and production data are completed. If the determination of Borrowing Base results in a shortfall and the senior lender gives notice under the terms of the Senior Credit Facility, the Company is required to provide additional collateral or pay an amount sufficient to eliminate the shortfall within thirty days. If the shortfall is not eliminated, the senior lender may declare a default under the Senior Credit Facility and exercise its remedies, which could include foreclosure on the assets securing the Senior Credit Facility.

                            The Company has no significant additional properties or assets to pledge to the senior lender, and the Company's ability to pay the senior lender an amount sufficient to eliminate the shortfall would depend on the amount of the deficit, the ability of the Company to generate additional cash from operations and sales of non-strategic leasehold interests, and access to additional sources of financing through new or amended debt or equity financing or other alternative financing such as production and/or mezzazine financing for development of the Company's oil and gas properties. As discussed above, the Company is pursuing the sale of non-strategic leasehold interests to reduce the principal amount outstanding on the Senior Credit Facility and provide necessary cash for operations designed to enhance production on its remaining properties. The Company is pursuing alternatives in an effort to secure additional funding, which efforts include continuing discussions with its existing senior lender and with potential alternate sources of debt financing. The Company is also evaluating other sources of funding in an effort to address the Company's liquidity requirements. No assurance can be given that the Company will be successful in its efforts to obtain additional financing sufficient to address the likely requirements of the senior lender, the Company's anticipated operating expense requirements in connection with continuing development of Righthand Creek and the Company's other funding requirements, including the accrued but unpaid dividends on the Preferred Stock.

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

                           PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS
                           None.

Item 2.           CHANGES IN SECURITIES
                           None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  Series A Preferred Stock

                  The cash dividends of $187,500 each due on August 1, 1997 and November 1, 1997 on Series A Preferred Stock have not been paid.

                  Series B Preferred Stock

                  The stock dividends of 17,500 shares of Series C Preferred Stock each due on August 1, 1997 and November 1, 1997 on the Series B Preferred Stock have not been issued.

                  Series C Preferred Stock

                  The cash dividends in the amount of $6,125 and $12,250 due on August 1, 1997 and November 1, 1997, respectively, on Series C Preferred Stock have not been paid.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           None.

Item 5.           OTHER INFORMATION
                           None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                 (a) The exhibits listed on the accompanying Index to Exhibits on page E-1 are filed as part of this Form 10-QSB. The Company will furnish a copy of any exhibit to a requesting shareholder upon payment of a fee of $.25 per page.

                          10(q) - Letter Agreement between Comerica Bank - Texas and Rio Grande, Inc. and Rio Grande Drilling Company dated December 27, 1997 (E-4).

                 (b)      Reports on Form 8-K None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        RIO GRANDE, INC.



Date:    December 22, 1997            By:   /s/ Guy R. Buschman
                                         ---------------------------------------
                                          Guy R. Buschman, President



Date:    December 22, 1997            By:   /s/ Gary Scheele
                                         ---------------------------------------
                                          Gary Scheele, Secretary and Treasurer
                                          (principal financial officer)

                                INDEX TO EXHIBITS

The following  exhibits are numbered in  accordance  with Item 601 of Regulation
S-B:

3(a) Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to Form 8-K dated December 29, 1986 [File No. 1-8287]).

3(b) Bylaws of the Company (incorporated by reference to Exhibit 3(b) to Form 8-K dated December 29, 1986 [File No. 1-8287]).

3(c) Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference from January 31, 1997 Form 10-KSB).

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


                                       E-2
PAGE>


10(l) Employment Agreement between Rio Grande, Inc., Rio Grande Drilling Company and Guy Bob Buschman dated January 16, 1997 (incorporated herein by reference from January 31, 1997 Form 8- K).

10(m) Employment Agreement between Rio Grande, Inc., Rio Grande Drilling Company and Gary Scheele dated January 16, 1997 (incorporated herein by reference from January 31, 1997 Form 8-K).

10(n) Master Commodity Swap Agreement between Rio Grande, Inc. and Koch Oil Company dated January 16, 1997 (incorporated herein by reference from January 31, 1997 Form 8-K).

10(o) Participation Agreement between Mortimer Exploration Company and Rio Grande Offshore, Ltd. for the Texas/Louisiana Yegua Project dated March 10, 1997 with attached amended letter agreement (incorporated herein by reference from Form 10-KSB from January 31, 1997).

10(p) Confirmation of Costless Collar Put/Call Option subject to Master Commodity Swap Agreement between Koch Oil Company and Rio Grande, Inc., dated August 15, 1997 (incorporated herein by reference from July 31, 1997 Form 10-QSB).

10(q) Letter Agreement between Comerica Bank - Texas and Rio Grande, Inc. and Rio Grande Drilling Company dated December 22, 1997 (E-4).

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

27      Financial Data Schedule (E-8).

99(a) Private Offering Memorandum of the Company dated August 27, 1995 (incorporated herein by reference from October 31, 1995 Form 10-QSB).

                                                 December 22, 1997

VIA FACSIMILE - 210/308-8111

Mr. Guy Bob Buschman
President
Rio Grande, Inc.
Rio Grande Drilling
Union Square, Suite 201
San Antonio, Texas 78216

         Re:      Application of Proceeds Agreement Letter

Dear Guy Bob:


         We refer to the Loan Agreement among Rio Grande, Inc., Rio Grande Drilling Company and Comerica Bank - Texas dated as of March 8, 1996, as amended by the First Amendment to Loan Agreement dated as of January 15, 1997 (collectively, the "Loan Agreement"). The defined terms in this letter have the same meanings as are set forth in the Loan Agreement except that "you" and "yours" means the Borrowers, and "we", "ours" and "us" mean the Bank.

         This will confirm our agreements with respect to the application of the proceeds from your recent sales of oil and gas properties located in McClain County, Oklahoma, and in Tom Green, Jack, Upton and Young Counties, Texas:

                  1. McClain and Upton Counties. With respect to the sales of your properties located in McClain County, Oklahoma, and in Upton County, Texas:

                           (a) You have paid us $680,705 which  represents  100%
                  of our PW9% value for these properties plus 50% of the net sales proceeds you received for these properties in excess of that value. We have applied this to the outstanding Principal Debt.

                           (b) The  Borrowing  Base has been reduced by $457,915
                  which is 75% of our PW9% value for these properties. The reduction of the Borrowing Base by only $457,915, instead of the full $680,705, has the effect of creating $222,790 of availability under the Borrowing Base.

                  2. Jack and Young Counties. You previously paid us $219,657 from the net proceeds of your sales of properties located in Jack and Young Counties, Texas. This number is 100% of our PW9% value for these properties plus 50% of the net sales

162309.5/SP3/1823/SAL/122297

Mr. Guy Bob Buschman
December 22, 1997
Page 2




         proceeds you received for these properties in excess of that value. We applied this sum to the payment of the outstanding Principal Debt. Also, we had originally reduced the Borrowing Base by the entire $219,657. However, we have now agreed to reduce the Borrowing Base by only $84,083 (75% of our PW9% value of $112,111 for these properties) which has the effect of creating $135,574 of availability under the Borrowing Base.

                  3. Tom Green County, Texas. When you sell the KWB property located in Tom Green County, Texas, you will pay the Bank as a principal payment the amount which is 50% of the net proceeds you receive, and the Borrowing Base will remain unchanged. We will apply this amount to the then outstanding Principal Debt, which will have the effect of creating additional availability under the Borrowing Base in the amount of your payment.

                  4. Effect of Increasing Availability Under Borrowing Base. As the result of the applications of proceeds described in paragraphs 1 and 2 above, and effective as of the date hereof, the Borrowing Base is $13,844,002, and your availability thereunder is $358,364. As you know, the Loan Agreement provides that the Borrowing Base presently reduces at the rate of $333,000 each month. Thus, the practical effects of creating the availability under the Borrowing Base described in paragraphs 1 and 2 above are to eliminate the requirement that you pay us $333,000 on December 1, 1997, and to give you a credit of $25,364 toward the $333,000 payment due January 1, 1998. Similarly, the practical effect of creating the availability under the Borrowing Base as described in paragraph 3 above will be to give you a credit toward the $333,000 payment next due under the Loan Agreement.

                  5. Agreement Not to Draw. In consideration of our creating availability under the Borrowing Base with the resulting dollar for dollar credit against your payment obligations otherwise due under the Loan Agreement all as described above, you agree not to make any further requests for borrowings under the Loan Agreement until after the Borrowing Base has been next redetermined. The next regularly scheduled Borrowing Base determination date is February 1, 1998. Advances after the redetermination of the Borrowing Base will be made only in compliance with the terms and provisions of the Loan Agreement.

                  6. Waiver of Non-Compliance With Working Capital Covenant. Your financial statements for the month ending October 31, 1997, reflect that your working capital is negative and therefore is not in compliance with the covenant contained in Section 7.8 of the Loan Agreement. We are waiving your working capital covenant

162309.5/SP3/1823/SAL/122297

Mr. Guy Bob Buschman
December 22, 1997
Page 3




         non-compliance which is reflected on your financial statements for the month of October 1997 and which may have been reflected on financial statements for months prior to October 1997. This waiver is limited to working capital covenant non-compliance reflected on your financial statements of October 1997 and earlier only, and does not apply to any working capital covenant non-compliance which may be reflected on your subsequent financial statements. We will address subsequent working capital covenant non-compliance on a "financial statement by financial statement" basis.

                  7. Consent to Sale of Interest in Eugene Island 198-199 and 202 and Application of Proceeds Therefrom. You have advised that one of your affiliates, Rio Grande GulfMex, Ltd., will sell to Newfield Exploration Company its interest in properties known as Eugene Island 198-199 and 202 for $300,500. You have advised that this $300,500 will be paid directly to outstanding accounts payable for the ownership interest of Rio Grande GulfMex, Ltd. in a property known as Eugene Island 324 resulting from cost overruns for the drilling of the A-6 and A-7 wells on Eugene Island 324 and platform repairs. Please be advised that we consent to the foregoing, and we confirm to you that this transaction will have no impact on the Borrowing Base.

                  8. Limitations on Agreements, Etc. We will look at other proposed sales of oil and gas properties constituting our collateral on a transaction by transaction basis. The fact that we have used the application of proceeds methodology described above for the application of proceeds for the property sales described above, does not obligate us to follow this application procedure methodology for future asset sales or otherwise constitute any type of "course of dealing" which is binding on us. The fact that we have been willing to release our collateral in certain circumstances to date does not obligate us to do so in the future or constitute any type of "course of dealing" which is binding on us. We reserve all rights granted to us in the Loan Agreement and the related Loan Documents.

                  9. Release of Claims. In consideration of the foregoing, you hereby release and forever discharge us from any and all Claims (as hereinafter defined), whether known or unknown and whether arising now or which may arise in the future, from any event or set of circumstances that took place or transpired prior to your execution of this letter. "Claims" as used in the preceding sentence means all claims, demands, obligations, liabilities, breaches of contract, acts, omissions, misfeasance, malfeasance, cause or causes of action, controversies, damages and losses of every type, kind, nature or character which could have been, might or may be claimed to exist.


162309.5/SP3/1823/SAL/122297

Mr. Guy Bob Buschman
December 22, 1997
Page 4



         The agreements set forth herein are limited precisely as written and shall not be deemed (a) to be a waiver of or a consent to the modification of or deviation from any other term or condition of the Loan Agreement or the Loan Documents, or (b) to prejudice any right which we may now have or may have in the future under or in connection with the Loan Agreement and the Loan Documents.

         Please indicate your agreement and acceptance of the foregoing by signing below, and then returning the extra copy of this letter to me. Thank you.

                                                     Very truly yours,

                                                     COMERICA BANK - TEXAS



                                                     V. Mark Fuqua
                                                     Senior Vice President
                                                     Energy Lending


AGREED AND ACCEPTED as of December 22, 1997

RIO GRANDE, INC.


By___________________________________
         Gary Scheele, Vice President

RIO GRANDE DRILLING COMPANY


By___________________________________
         Gary Scheele, Vice President


162309.5/SP3/1823/SAL/122297