Form 10QSB
period 1998-04-30
RIO GRANDE INC /DE/
filed 1998-06-22
CIK 352964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

  X                QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
---------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1998

                                       OR

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From........ to.........

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

                           -------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
X Yes   No .
--

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         At May 31, 1998 there were 6,177,550 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (unaudited)

                                                                 April 30, 1998
         Assets                                                  --------------
         ------
Current assets:
  Cash and cash equivalents                                        $    626,044
  Trade receivables                                                     660,510
  Prepaid expenses                                                       17,054
                                                                   ------------
         Total current assets                                         1,303,608
                                                                   ------------
Property and equipment, at cost:
  Oil and gas properties, successful efforts method                  26,642,585
  Transportation equipment                                              183,011
  Other depreciable assets                                              411,055
                                                                   ------------
                                                                     27,236,651
  Less accumulated depreciation, depletion and amortization         (14,692,589)
                                                                   ------------
         Net property and equipment                                  12,544,062
                                                                   ------------

Other assets:
  Platform abandonment fund                                             363,536
  Other assets, net                                                     457,098
                                                                    -----------
                                                                        820,634
                                                                    -----------
         Total Assets                                              $ 14,668,304
                                                                   ============

         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                    1,043,915
  Accrued expenses                                                    1,199,078
  Long-term debt                                                     13,243,374
                                                                   ------------
         Total current liabilities                                   15,486,367

  Other accrued expenses                                                503,081
  Minority interest in limited partnership                              147,688

  Redeemable preferred stock, $0.01 par value; $10
    redemption value.  Authorized 1,700,000 shares; issued
    and outstanding 1,017,500 shares                                 10,077,549

  Common stock of $0.01 par value. Authorized
    10,000,000 shares; issued and outstanding
    6,073,320 shares                                                     61,774
  Additional paid-in capital                                          1,148,026
  Deficit                                                           (12,756,181)
                                                                   ------------

Contingent liabilities

         Total Liabilities and Stockholders' Equity                $ 14,668,304
                                                                   ============

See accompanying notes to consolidated financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (unaudited)

                                                             Three Months
                                                                Ended
                                                               April 30,
                                                               ---------
                                                         1998             1997
                                                         ----             ----
Revenues:
     Oil and gas sales                               $ 1,179,541      1,934,226
                                                     -----------    -----------

Costs and expenses:
     Lease operating and other production expense        759,707        836,060
     Dry hole costs and lease abandonments                81,079              0
     Depletion of oil and gas producing properties       481,609        594,633
     Depreciation and other amortization                  56,455         57,366
     Provisions for abandonment expense                   11,100         10,500
     General and administrative                          373,308        372,881
                                                     -----------    -----------

       Total costs and expenses                        1,763,258      1,871,440
                                                     -----------    -----------

Gain (loss) from operations                             (583,717)        62,786
                                                     -----------    -----------

Other income (expense):
     Interest expense                                   (371,135)      (260,981)
     Interest income                                         502         31,149
     Gain on sale of assets                              262,362              0
     Other, net                                             (776)         9,326
     Minority interest in earnings of limited
        partnership                                      (10,648)       (21,800)
                                                     -----------    -----------

       Total other income (expense)                     (119,695)      (242,306)
                                                     -----------    -----------

Loss before income taxes                                (703,412)      (179,520)
Income taxes                                               4,257          1,842
                                                     -----------    -----------
Net income (loss)                                       (707,669)      (181,362)

Dividends on preferred stock                            (250,436)       200,100
                                                     -----------    -----------

Net income (loss) applicable to common stock         $  (958,105)      (381,426)
                                                     ===========    ===========

Net loss per common share                            $     (0.16)         (0.07)
                                                     ===========    ===========

Weighted average common shares outstanding             6,177,550      5,672,079
                                                     ===========    ===========

                        RIO GRANDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)

                                                            Three Months
                                                               Ended
                                                              April 30,
                                                              ---------
                                                         1998           1997
                                                         ----           ----

Cash flows from operating activities:
  Loss from continuing operations                $     (707,669)       (181,362)
  Adjustments to reconcile loss from continuing
    operations to net cash provided by operating activities:
     Depreciation and other amortization                 56,455          57,366
     Depletion of oil and gas producing properties      481,609         594,633
     Provision for abandonment expense                   11,100          10,500
     Gain on sale of assets                            (262,362)              0
     Minority interest in earnings of limited
       partnership                                       10,649          21,800
     Decrease (increase) in trade receivables           176,333         837,003
     Decrease (increase) in prepaid expenses               (200)        (89,432)
     Increase (decrease) in accounts payable and
       accrued expenses                                 110,894         123,959
     Increase (decrease) in other accrued expenses      272,796          (8,519)
                                                      ----------     -----------

Net cash provided by (used in) continuing
  operating activities                                  149,605       1,365,848
                                                       --------       ----------

Cash flows from investing activities:
  Purchase of oil and gas producing properties          (86,990)       (909,893)
  Purchase of other property and equipment                    0          (1,800)
  Deletions from (additions to) platform abandonment fund    82          22,653
  Deletions from (additions to) other assets                  0         (19,697)
  Proceeds from sale of property and equipment         (460,000)              0
                                                    ------------     -----------

Net cash provided by (used in) investing activities     373,092        (908,737)
                                                     ----------      -----------

Cash flows from financing activities:
  Proceeds from long-term debt                                0               0
  Repayment of long-term debt                            (8,498)         (6,832)
  Preferred stock dividends                            (220,345)              0
  Proceeds from issuance of common stock                      0          41,645
  Distributions to limited partners                      (7,943)        (50,800)
                                                     -----------     -----------

Net cash provided by (used in) financing activities    (236,786)        (15,987)
                                                    ------------     -----------

Net increase (decrease) in cash and cash equivalents    285,911         441,124

 Cash and cash equivalents at beginning of period       340,133       1,045,331
                                                     -----------     -----------

Cash and cash equivalents at end of period             $626,044       1,486,455
                                                     ===========     ===========

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

         The consolidated financial statements include the accounts of Rio Grande, Inc. (the "Company") and its subsidiaries and majority-owned limited partnerships as follows:

                                                               Form of ownership
                   Name                    Organization            Interest
                   ----                    ------------            --------

          Rio Grande Drilling Company    Texas Corporation               100%
          ("Drilling")

          Rio Grande Desert Oil Company  Nevada Corporation              100%
          ("RG-Desert")

          Rio Grande Offshore, Ltd.      Texas Limited Partnership       100%
          ("Offshore")

          Rio Grande GulfMex, Ltd.       Texas Limited Partnership        80%
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

         In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial position and results of operations. Adjustments made for the three months ended April 30, 1998 are considered normal and recurring in nature.

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


(2)      Long-term Debt

         The Company is currently in default under the terms of its senior credit facility (the "Senior Credit Facility") with Comerica Bank-Texas (the "Bank"), the Company's senior lender. Pursuant to a letter agreement executed March 4, 1998 with the Bank, the Company was required to provide the Bank by April 3, 1998 with additional collateral to increase the Company's borrowing base ("Borrowing Base") with the Bank, or reduce the outstanding balance of the Company's indebtedness to an amount equal to or less than the available Borrowing Base of the Company as redetermined by the Bank effective February 1, 1998. As previously reported, the Company received a Borrowing Base Determination Notice from the Bank advising the Company that the Company's Borrowing Base had been redetermined to be $6,500,000 effective February 1, 1998. The balance of the Company's current outstanding indebtedness with the Bank is approximately $13,178,000, which exceeds the Borrowing Base by approximately $6,678,000 (the "Deficiency").

         The Borrowing Base is the amount of borrowing available under the Senior Credit Facility. The amount of the Borrowing Base is determined by the Bank, in its sole discretion, based upon an analysis of reserve and production data with respect to the oil and gas properties of the Company for the purpose of calculating the present value of future net revenues from such mineral interests as of a specified date. The principal factor in determining the Borrowing Base is the present value of projected future net revenues from the Company's proved producing reserves as of the determination date. The present value of projected future net revenues from the Company's proved behind pipe and proved undeveloped reserves are also factors in determining the Borrowing Base, but are afforded significantly less value than proved producing reserves.

         Righthand Creek, which represents a significant percentage of the aggregate reserve value and Borrowing Base of the Company, was acquired by the Company in January 1997 for $15.3 million. The Company commenced workover and additional development work at Righthand Creek in March 1997. A workover drilling rig was placed on a previously abandoned well in the field and was able to recomplete the well in the Wilcox "B" formation. Recompletion procedures were also performed on the Wilcox "A" formation to test its production capacity. When the production from the Wilcox "A" and "B" dropped to an uneconomic level in October 1997, the Company recompleted this well in the Wilcox "B-1" formation. The well's current production is approximately 16 BOPD.

         The Company also drilled a 11,300 foot Wilcox "B-1" formation development well in March 1997. This well was completed in June 1997 and oil production was stabilized in August 1997. The average production has been approximately 120 BOPD. In June 1997, the Company re-entered a second abandoned well in Righthand Creek. Attempts to achieve natural production flow from the Wilcox "B" and "B-1" formations were unsuccessful. This well was not plugged as it may be used as a water injection well. In August 1997, two existing Righthand Creek wells were perforated in the Wilcox "B-1" formation. Production from these wells increased from an average of 80 BOPD to approximately 160 BOPD. In January 1998, a casing separation in one of the field's most productive wells, the Powell, resulted in an additional decrease in production of approximately 140 BOPD. Although the Company attempted to repair the damage, recompletion efforts were unsuccessful. The Company is currently evaluating the most prudent means to recomplete or replace the Powell. As of May 31, 1998, the Company has expended approximately $2.33 million for recompletion and drilling of the wells described above.

         As a result of the testing performed on existing wells, recompletion of shut-in wells and drilling of new wells in Righthand Creek, the Company has concluded that the primary source of energy in the Righthand Creek Wilcox "B" and "B-1" reservoirs is fluid expansion and not natural water drive. Accordingly, the Company believes that the reservoir will require pressure maintenance operations to achieve its maximum productive potential, which in turn will require significant additional capital investment. The effect of reclassifying the Righthand Creek Wilcox "B" reservoir as a depletion drive reservoir has increased the overall recoverable reserves, but resulted in the reclassification of a significant portion of previously recognized reserves from "Proved Producing" to "Proved Behind Pipe," "Proved Undeveloped" and "Probable and Possible."

         The Deficiency in the Borrowing Base occurred primarily as a result of the reclassification of reserves in the Righthand Creek field, as described above. In addition, the significant decline in oil prices from approximately $20 per bbl average to the current average price of approximately $12 per bbl has significantly and adversely affected the cash flows and the market value of Righthand Creek. The Company has been in regular contact with the Bank and has kept the Bank apprised of its efforts to address the Deficiency. Although the Bank has not accelerated the indebtedness under the terms of the Senior Credit Facility, the Bank's willingness to defer its remedies may be premised upon the Company's continued efforts to address the Deficiency.

         The Company has no significant additional properties or assets to pledge to the Bank, and the Company's ability to pay the Bank an amount sufficient to eliminate the shortfall would depend on the ability of the Company to generate sufficient cash from sales of non-strategic leasehold interests, and/or access to additional sources of financing through new or amended debt or equity financing or other alternative financing which may include production and/or mezzanine financing for the development of Righthand Creek. The value of the Company's oil and gas properties has been adversely affected by the decline in oil and gas prices and the reclassification of the reserves in Righthand Creek. If the Company is unable to satisfy the requirements of the Bank, or refinance the remaining indebtedness, the Bank may exercise it remedies under the Senior Credit Facility, which include, but are not limited to, foreclosure of its security interest in the collateral and offset of the Company's cash.

(3)      Sale of Leasehold Interests

         The Company is currently pursuing the orderly sale of its leasehold interests in an effort to address with the Bank's request to repay the Senior Credit Facility. The sale may include all oil and gas properties except Righthand Creek. The Company has retained Energy Spectrum Advisors, Inc. ("ESA") to assist the Company in selecting the oil and gas properties to be sold. ESA has prepared a sales brochure which details the terms and conditions of the proposed sale and has provided a list of prospective buyers for the Company's leasehold interests. Additionally, ESA will advise the Company during any due diligence and purchase and sale agreement negotiations with prospective buyers. The Company met with prospective buyers and received final bids for the leasehold interests by June 15, 1998. The Company is currently evaluating the bids and is in discussions with the Bank regarding such bids.

         The Company is obligated to pay ESA a sales fee equal to the greater of $100,000 or $50,000 plus one percent (1%) of the total sales consideration received from its sale of the leasehold interests for which ESA assists in selling. In addition, ESA shall receive a maximum of $15,000 as reimbursement for expenses incurred pursuant to their assistance in selling the properties, which includes the expense of printing the sales brochure.

(4)      Redeemable Preferred Stock

         On January 16, 1997, the Company and Koch Exploration Company ("Koch") concluded a $10 million private placement ("Koch Private Placement"). Koch acquired 500,000 shares of Series A Preferred Stock for $5 million and 500,000 shares of Series B Preferred Stock for $5 million. In addition to the rights set forth below, the Preferred Stock carries a liquidation preference equal to its aggregate face value ($10,000,000) plus accrued but unpaid dividends.

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

          Cumulative dividends     15% of face    0.35 shares of  14% of face
                                   value (per     Series C        value (per
                                   annum)         (quarterly)     annum)

          Dividends payable        Feb. 1, May 1, Feb. 1, May 1,  Feb. 1, May 1,
                                   Aug. 1, Nov. 1 Aug. 1, Nov. 1  Aug. 1, Nov. 1

          First dividend payment   May 1, 1997    May 1, 1997     Aug. 1, 1997

         The Company has paid Koch a cash dividend of $220,377 on May 1, 1997 for the dividends accrued from January 16, 1997 through April 30, 1997 on the Series A Preferred Stock. Koch also received 17,500 shares of Series C Preferred Stock as the stock dividend accrued on the Series B Preferred Stock from February 1, 1997 through April 30, 1997.

         As a result of the significant costs incurred with the drilling and recompletion activities and the significant decline in oil prices, the Company has not made any additional quarterly cash dividend payments due on the Series A Preferred Stock and the Series C Preferred Stock since May 1, 1997. The Company also has not issued the stock dividends of 17,500 shares of Series C Preferred Stock each due quarterly on the Series B Preferred Stock since May 1, 1997. The Company has accrued dividends payable of $918,600 as of April 30, 1998.

         If at any time the Company is in arrears in whole or in part with regard to quarterly dividends and such nonpayment remains in effect for three consecutive quarters or, if a significant event (as defined in the Certificate of Designation) occurs, the holders have the right at any annual or special meeting of the stockholders to nominate and elect such number of individuals as shall after the election represent a majority of the number of directors constituting the Company's Board. The holders also have the right after a default in the payment of dividends or the occurrence of a significant event to cast such number of votes at any annual or special stockholders meeting as is equivalent to fifty-one percent(51%) of the aggregate voting shares. A significant event shall mean and be deemed to exist if (i) the Company files a voluntary petition, or there is filed against the Company an involuntary petition, seeking relief under any applicable bankruptcy or insolvency law, (ii) a receiver is appointed for any of the Company's properties or assets, (iii) the Company makes or consents to the making of a general assignment for the benefit of creditors or (iv) the Company becomes insolvent or generally fails to pay, or admits in writing its inability or unwillingness to pay, its debts as they become due. At such time that there is a cure or waiver received in writing from the holders of a majority of the Series B Preferred Stock, the additional board members elected by the holders shall be removed from the Company's Board.

         The Company is currently in arrears on four consecutive dividend payments on each of the Series A, Series B and Series C Preferred Stock. Koch has not invoked its rights under the Certificate, which include but are not limited to, the right to convene a special meeting of the stockholders at which Koch would have the right to elect a majority of the number of directors constituting the Company's Board. Koch currently has two representatives serving on the Company's Board.

(5)      Capital Resources and Liquidity

         The Company has continued its search for additional equity and/or debt financing. However, the Company has not been successful in its efforts to identify additional sources of funding. The Company has explored refinancing of its indebtedness as well as transactions that would result in additional equity with concomitant dilution of the interests of current stockholders. The holder of the Company's preferred stock, Koch, initially indicated a willingness to consider providing credit support or additional funding in some form for the Company. However, Koch has indicated to the Company that it is at this point unwilling to provide any additional financing or credit support. Currently, the Company has no specific additional financing transactions under active consideration and has not identified any alternative funding.

         The Company is undertaking efforts to sell oil and gas properties in an effort to reduce its Bank indebtedness. No assurance can be provided that the amount realized from such sales will be adequate to reduce the Bank indebtedness in an amount sufficient to forestall the Bank from pursuing its remedies against the Company, nor can any assurance be given that bids received for the properties will provide attractive sales opportunities for the Company. Similarly, no assurances can be given that the Company will be able to identify any alternative financing sources which, in combination with the sale of the oil and gas properties being offered for sale, would permit the development of Righthand Creek or continuation of the business of the Company as a going concern.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  1.       Material Changes in Financial Condition

                           For the three months ended April 30, 1998, the Company incurred a net loss from operations before dividends on preferred stock of $627,000 as compared to a net loss of $181,000 for the three months ended April 30, 1997. This significant change is due primarily to decreased revenues associated with reduced production levels and lower oil prices as compared to 1997. Dividends of $250,436 have been accrued for the benefit of preferred stockholders during the three months ended April 30, 1998. The quarterly dividends payable August 1, 1997, November 1, 1997, February 1, 1998 and May 1, 1998 to Koch on the Series A, Series B and Series C Preferred Stock have not been paid.

                           The Company is currently in default under the terms of its Senior Credit Facility with the Bank. The balance of the Company's current outstanding indebtedness with the Bank is $13,178,000, which exceeds the Borrowing Base of $6,500,000 by approximately $6,678,000. The Deficiency in Borrowing Base results primarily from the reclassification of reserves at Righthand Creek. In addition, the significant decline in oil prices has adversely affected cash flows and the market value of Righthand Creek. The Company has been in regular contact with the Bank and has kept the Bank apprised of its efforts to address the Deficiency. Although the Bank has not accelerated the indebtedness under the terms of the Senior Credit Facility, the Bank's willingness to defer its remedies may be contingent upon the Company's continued efforts to address the Deficiency.

                           If the Company is unable to satisfy the requirements of the Bank or refinance the remaining indebtedness, the Bank may exercise its remedies under the Senior Credit Facility, which include, but are not limited to, foreclosure of its security interest in the collateral and offset of the Company's cash.

                  2.       Material Changes in Results of Operations

                           Revenues and Lease Operating Expenses

                           Oil and gas sales decreased from $1,934,000 for the three months ended April 30, 1997 to $1,179,000 for the three months ended April 30, 1998. This decrease is due principally to a significant drop in the average unit price of oil from approximately $20 per bbl in the first quarter of 1997 to approximately $16 per bbl in the first quarter of 1998. The drop in production, from certain key properties, principally Righthand Creek has contributed to the decrease in revenues. Oil production for Righthand Creek in 1997 was approximately 34,000 bbls as compared to approximately 29,000 bbls in 1998. Gas production for Righthand Creek has also decreased by approximately 40 Mmcf. The Company's sale of several properties during the year ended January 31, 1997, the most significant of which the properties located in Upton County, Texas and Tom Green County, Texas, accounted for approximately $120,000 in revenues during the three months ended April 30, 1997.

                           Lease operating expenses have decreased from approximately $1.02 million in 1997 to approximately $784,000 in 1998. The properties in Upton County and Tom Green County incurred lease operating expenses of approximately $140,000 during the quarter ended April 30, 1997. Due to limited working capital availability during the three months ended April 30, 1998, the Company has incurred only those recompletion expenses which are necessary to maintain leasehold interests and key production properties.

                           The Company commenced the water injection pilot program at Righthand Creek in March 1998 and, as a result, incurred additional lease operating expenses of approximately $85,000 and capital costs of approximately $15,000 for the three months ended April 30, 1998. Since March 1998, the Company has been injecting approximately 600 barrels of water per day into the Wilcox "B" formation and has injected approximately 64,000 barrels of water to date. The injection pilot has provided some response in the test wells; however, an additional period of testing will be necessary before any definitive results may be quantified.

                           The following table summarizes the operating activity for oil and gas properties for the three months ended April 30, 1998 and 1997. The existing properties are those oil and gas properties which were acquired by the Company prior to February 1, 1996.

                                 Acquisition       Three Months Ended  April 30,
                                     Date            1998                 1997
                                --------------       ----                 ----
     Oil and gas sales:
       Existing properties            --          $   334,247           637,354
       Wheeler County properties  March 1996           42,709            85,351
       Block 76                   March 1996           72,404           133,787
       Belle properties           April 1996          163,708           215,062
       Righthand Creek properties January 1997        566,473           862,676
                                                  ------------          --------
       Total oil and gas sales                   $  1,179,541         1,934,230
                                                 =============        ==========

     Lease operating expenses:
       Existing properties             --        $    242,915           452,802
       Wheeler County properties  March 1996           17,676            28,930
       Block 76                   March 1996            5,110            10,059
       Belle properties           April 1996          166,361           216,304
       Righthand Creek properties January 1997        352,093           311,144
                                                   -----------          --------

       Total lease operating expenses             $   784,155         1,019,239
                                                    ==========        ==========

                  Acquisition                      Three Months Ended  April 30,
                      Date                             1998              1997
                 --------------                        ----              ----

     Depletion of oil and gas producing properties:
       Existing properties            --           $   50,424           111,485
       Wheeler County properties  March 1996            6,795             4,568
       Block 76                   March 1996           47,160            78,026
       Belle properties           April 1996           25,723            64,015
       Righthand Creek properties January 1997        351,507           336,539
                                                   -----------        ----------

     Total depletion of oil and gas
       producing properties                         $ 481,609           594,633
                                                   ==========           ========

      Oil production volume (bbl):
        Existing properties           --                7,207             9,666
        Wheeler County properties  March 1996               0                73
        Block 76                   March 1996           1,483             1,908
        Belle properties           April 1996          12,701            10,647
        Righthand Creek properties January 1997        28,638            33,928
                                                      -------            -------

        Total oil production volume (bbl)              50,029            56,222
                                                     =========          =======

     Gas production volume (mcf):
       Existing properties            --              117,632           168,562
       Wheeler County properties    March 1996         20,797            36,349
       Block 76                     March 1996         21,859            25,736
       Belle properties             April 1996             36                11
       Righthand Creek properties   January 1997        6,207            41,033
                                                      -------           --------

       Total gas production volume (mcf)              116,531           271,691
                                                    =========           ========

       Average oil price per bbl                   $    15.76            $20.37
                                                   ===========         =========

       Average gas price per mcf                   $     2.13             $2.89
                                                  ============         =========


                      Dry Hole Costs and Lease Abandonments

                           For the three months ended April 30, 1998, the Company incurred $81,000 dry hole expenses primarily from the participation in the drilling of an exploration well in Mississippi for $64,000 and also miscellaneous lease abandonments for $17,000. For the three months ended April 30, 1997, no dry hole costs or lease abandonment expenses were incurred.

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

                           SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This new pronouncement was adopted effective February 1, 1996.

                           Based upon the evaluation of the net carrying values of the Company's oil and gas properties relative to future net cash flows, approximately $4.52 million charge to depletion expense was recorded as impairment loss for the fiscal year ended January 31, 1998 due primarily to the impairment loss for an offshore property recompleted during the year.

                           Since the Company significantly reduced the net carrying values of its oil and gas properties as of January 31, 1998, the unit-of-production rate for the current fiscal year more closely approximates the depletion of the remaining producing reserves of the Company. Depletion expense for the three months ended April 30, 1998 was approximately $482,000 and compared to approximately $595,000 for the three months ended April 30, 1997.

                           Interest Expense

                           Pursuant to the letter agreement executed March 4, 1998 with the Bank, the Company agreed that the outstanding indebtedness of the Senior Credit Facility would accrue interest at a varying rate per annum equal to the prime rate of the Bank plus three percent (3%) per annum. Monthly interest payments would be payable on the last day of each month based on the Bank's prime rate of interest plus one-half percent (1/2%) per annum on the outstanding indebtedness. The difference between the interest accrued at the higher rate and the interest paid monthly will be due and payable on demand at a later date. Interest expense for the quarter ended April 30, 1998 was approximately $369,500 as compared to $261,000 for the quarter ended April 30, 1997.

                           Gain on Sale of Assets

                           The Company sold its leasehold interest in the property located in Lynn County, Texas for $460,000 in April 1998 and recognized a gain of approximately $262,000 from the sale of that property.

                           Sales Contract

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

                           Sale of Leasehold Interests

                           The Company is currently pursuing the orderly sale of its leasehold interests in an effort to address the Bank's request to repay the Senior Credit Facility. The sale may include all oil and gas properties except Righthand Creek. The Company has retained Energy Spectrum Advisors, Inc. ("ESA") to assist the Company in selecting the oil and gas properties to be sold. ESA has prepared a sales brochure which details the terms and conditions of the proposed sale and has provided a list of prospective buyers for the Company's leasehold interests. Additionally, ESA will advise the Company during any due diligence and purchase and sale agreement negotiations with prospective buyers. The Company met with prospective buyers and received final bids for the leasehold interests by June 15, 1998. The Company is currently evaluating the bids and is in discussions with the Bank regarding such bids.

                           The Company is obligated to pay ESA a sales fee equal to the greater of $100,000 or $50,000 plus one percent (1%) of the total sales consideration received from its sale of the leasehold interests which ESA assists in selling. In addition, ESA shall receive a maximum of $15,000 as reimbursement for expenses incurred pursuant to their assistance in selling the properties, which includes the expense of printing the sales brochure.

                           The significant decline in oil prices has adversely affected the sales value of the properties thereby limiting the Company's ability to reduce the Bank's indebtedness by an amount sufficient to enable the Company the ability to secure alternative financing and be able to retain Righthand Creek and/or obtain the additional necessary capital to properly develop the field.

                           Capital Resources and Liquidity

                           The Company has continued its search for additional equity and/or debt financing. However, the Company has not been successful in its efforts to identify additional sources of funding. The Company has explored refinancing of its indebtedness as well as transactions that would result in additional equity with concomitant dilution of the interests of current stockholders. The holder of the Company's preferred stock, Koch, initially indicated a willingness to consider providing credit support or additional funding in some form for the Company. However, Koch has indicated to the Company that it is at this point unwilling to provide any additional financing or credit support. Currently, the Company has no specific additional financing transactions under active consideration and has not identified any alternative funding.

                           The  Company is  undertaking  efforts to sell oil and
                           gas properties in an effort to reduce its Bank indebtedness. No assurance can be provided that the amount realized from such sales will be adequate to reduce the Bank indebtedness in an amount sufficient to forestall the Bank from pursuing its remedies against the Company, nor can any assurance be given that bids received for the properties will provide attractive sales opportunities for the Company. Similarly, no assurances can be given that the Company will be able to identify any alternative financing sources which, in combination with the sale of the oil and gas properties being offered for sale, would permit the development of Righthand Creek or continuation of the business of the Company as a going concern.

                           PART II - OTHER INFORMATION

Item 1.                    LEGAL PROCEEDINGS

                           None.

Item 2.                    CHANGES IN SECURITIES

                           None.

Item 3.                    DEFAULTS UPON SENIOR SECURITIES

                           Series A Preferred Stock

                           The cash dividends of $187,500 each due on August 1, 1997, November 1, 1997, February 1, 1998 and May 1, 1998 on Series A Preferred Stock have not been paid.

                           Series B Preferred Stock

                           The stock dividends of 17,500 shares of Series C Preferred Stock each due on August 1, 1997, November 1, 1997, February 1, 1998 and May 1, 1998 on the Series B Preferred Stock have not been issued.

                           Series C Preferred Stock

                           The cash dividends due on August 1, 1997, November 1, 1997, February 1, 1998 and May 1,1998 on Series C Preferred Stock have not been paid.

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

                                None.

                           (b)  Reports on Form 8-K

                                The  Company  filed a Form 8-K on  February  19,
                                1998  which   described   the   Borrowing   Base
                                Notification letter received from the Bank.

                                The Company filed a Form 8-K on March 25,1998 which described a Letter Agreement between the Company and the Bank whereby the Company agreed to reduce the Borrowing Base Deficiency by April 3, 1998 or provide the Bank with additional collateral.

                                The Company filed a Form 8-K on June 9, 1998 which provided the unaudited financial statements for the year ended January 31, 1998 and provided an update on the financial condition of the Company.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    RIO GRANDE, INC.



Date:    June 22, 1998              By:   /s/ Guy R. Buschman
                                         ----------------------
                                         Guy R. Buschman, President



Date:    June 22, 1998               By:   /s/ Gary Scheele
                                          -------------------
                                          Gary Scheele, Secretary and Treasurer
                                          (principal financial officer)

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

10(q) Letter Agreement between Comerica Bank - Texas and Rio Grande, Inc. and Rio Grande Drilling Company dated December 22, 1997 (incorporated herein by reference from October 31, 1997 Form 10-QSB).

10(n) Engagement Letter between Energy Spectrum Advisors, Inc. and Rio Grande Drilling Company dated February 19, 1998 as agent to sell certain oil and gas properties held by Rio Grande Offshore, Ltd. and Rio Grande GulfMex, Ltd. (E-4).

22 The following list sets forth the name of each subsidiary or affiliate of the Company, with the State of incorporation as noted which are wholly-owned by the Company (except as noted):

                  Rio Grande Drilling Company, Texas corporation Rio Grande Desert Oil Company, Nevada corporation Rio Grande Offshore, Ltd., a Texas limited partnership Rio Grande GulfMex, Ltd., a Texas limited partnership (80% interest)

27       Financial Data Schedule (E-7).


99(a) Private Offering Memorandum of the Company dated August 27, 1995 (incorporated herein by reference from October 31, 1995 Form 10-QSB).

                          ENERGY SPECTRUM ADVISORS INC.



                                                 February 19, 1998




Rio Grande, Inc.
Union Square
10101 Reunion Place, Suite 210
San Antonio, Texas 78216

Attention:    Guy Bob Buschman
                Chief Executive Officer

Gentlemen:


         The purpose of this letter is to confirm the engagement of Energy Spectrum Advisors Inc. ("ESA") by Rio Grande, Inc. (including its subsidiaries and affiliates, referred to herein as the "Company") to render financial advisory and investment banking services to the Company in connection with a potential sale of certain oil and gas assets currently owned by the Company (the "Properties") with a third party business entity (a "Candidate").

                   Section l Services to be Rendered. ESA will perform the following financial advisory and investment banking services:

                           (a) ESA will  familiarize  itself  to the  extent  it
                   deems appropriate and feasible with the Properties, it being understood that ESA shall, in the course of such familiarization, rely entirely upon information as may be supplied by the Company without independent investigation;

                           (b) ESA will advise and assist the Company in developing a strategy for divesting the Properties to a Candidate, including (i) the possible price or valuation range that might reasonably be expected by the Company and
                   (ii) the nature and terms of the consideration to be received;

                           (c) ESA will  prepare  an  Offering  Memorandum  that
                   details the Properties, and the desired terms and conditions of the proposed sale. ESA will provide the Company with the Offering Memorandum for review, and final approval of the completed document. ESA will also prepare a confidentiality agreement acceptable to the Company, which will be a requirement for each candidate to execute prior to receiving the Offering Memorandum.

Rio Grande, Inc.
February 19, 1998
Page 2


                           (d) ESA will develop a list of prospective Candidates, and subject to the Company's approval, will contact Candidates on behalf of the Company regarding a potential Transaction;

                           (e) ESA will  advise the Company in the course of the
                   Company's negotiations with a Candidate, and if requested by the Company, will directly participate in such negotiations;

                           (f) ESA will  assist the Company  with due  diligence
                   matters concerning Candidates; and

                           (g) ESA will render such other financial advisory and
                   investment banking services as may from time to time be agreed upon by ESA and the Company.


                   Section 2. Fees. The Company shall pay ESA a cash fee equal to the greater of $100,000 or $50,000 plus one percent (1 %) of the Aggregate Consideration upon the closing of the proposed sale transaction. For purposes hereof, Aggregate Consideration shall mean the total amount of cash and the fair market value on the day the Transaction is consummated of all securities, including the amount of debt assumed by a Candidate and other assets that the Company and/or its shareholders receive in a proposed transaction.


                   Section 3. Expenses. In addition to any fees that may be payable to ESA under Section 2, the Company agrees to reimburse ESA for all direct out-of-pocket expenses (these expenses include phone calls, printing, travel, etc.) which are actually and reasonably incurred by ESA in connection with its engagement hereunder, provided that ESA's total reimbursable expenses shall not exceed $15,000 without prior approval from the Company.


                   Section 4. Indemnity and Contribution. In addition to the amounts which the Company has herein agreed to pay to ESA, the Company shall indemnify and hold ESA (and its directors, officers, employees and agents) harmless against any losses, claims, damages or liabilities to which ESA may become subject in connection with the transaction contemplated hereby and shall reimburse ESA and/or such person for any legal or other expenses reasonably incurred in connection with investigating, settling or defending any action or claim in connection therewith, provided that the Company shall not be liable in any such case to the extent that any such loss, claim, damage or liability is found in a final judgment of a court of competent jurisdiction to have resulted from a breach of ESA's obligations to the Company in connection with the performance by ESA of the services pursuant hereto or from ESA's gross negligence or willful misfeasance in performing such services.

Rio Grande, Inc.
February 19,1998
Page 3



                   Section 5. Term. The term of this agreement shall commence as of the date hereof and shall continue until terminated (with or without cause) by either party providing 30 days written notice to the other, provided that for a period of one year following such termination the Company shall compensate ESA in accordance with the provisions of Section 2 hereof if the Company consummates a transaction with a Candidate contacted by ESA during the term of this agreement pursuant to ESA' 5 services under Section l hereof.


                                      * * *





         If the foregoing is in accordance with your understanding, kindly confirm your acceptance and agreement by signing and returning the enclosed duplicate of this letter, and it will thereupon constitute a binding agreement between us.

                                                   Very truly yours,

                                                   ENERGY SPECTRUM ADVISORS INC.



                                                   James P.  Benson
                                                   Managing Director

ACCEPTED AND AGREED

RIO GRANDE, INC.



By:
     Guy Bob Buschman
     Chief Executive Officer