Form 10KSB
period 1998-01-31
RIO GRANDE INC /DE/
filed 1998-08-24
CIK 352964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

   [root]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 ----------          OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended January 31, 1998
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition Period From....................... to......................
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [root] No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [[root]]

Total revenues for the year ended January 31, 1998 were $7,144,000.

At July 21, 1998, there were 6,177,432 shares of the registrant's common stock outstanding. Of this amount, 2,750,740 shares were held by non-affiliates. There has been no established market for the Registrant's common stock since the end of 1985.

                       DOCUMENTS INCORPORATED BY REFERENCE
                     Document                       Form 10-KSB Part
                       None.                           Part III

                                     PART I

Item 1.

General

         Rio Grande, Inc. (the "Company"), which hereinafter in general refers to Rio Grande, Inc., its subsidiaries and affiliates, is a Delaware corporation originally formed as a Texas corporation in 1978. The Company is engaged in the acquisition, production, development, exploration, and sale of oil and gas properties located in Texas, Oklahoma, onshore and offshore Louisiana, Michigan, Mississippi and Wyoming.

         Rio Grande Drilling Company ("Drilling"), a Texas corporation and wholly-owned subsidiary of the Company, as general partner, formed a Texas limited partnership, Rio Grande Offshore, Ltd. ("Offshore") in June 1992, in which Drilling retained an 80% ownership interest. Rio Grande Desert Oil Company ("Desert"), a Nevada corporation and wholly-owned subsidiary of Drilling, was formed in August 1994 and Drilling ultimately conveyed to Desert a 98.75% limited partnership interest in Offshore. Drilling remained as the general partner of Offshore with a 1.25% general partnership interest. Substantially all of the leasehold interests owned by the Company as of January 31, 1998 are held through Offshore.

         The Company restructured Offshore in 1996 in order to permit the Company to realize certain efficiencies through the proportionate allocation of working interest expenses and overhead to the then existing minority limited partners of Offshore. As a result of the restructuring, Robert A. Buschman ("Buschman"), Chairman of the Board and stockholder of the Company, with a 10% limited partnership interest; and H. Wayne Hightower and H. Wayne Hightower, Jr. (collectively, "Hightowers") with 7% and 3% limited partnership interests in Offshore respectively, became proportionate individual working interest owners of the onshore oil and gas properties previously owned by them through their proportionate limited partnership interests in Offshore. The offshore oil and gas properties held by Offshore were conveyed into a new Texas limited partnership, Rio Grande GulfMex, Ltd. ("GulfMex"), which holds the same beneficial ownership in the pre-existing offshore oil and gas properties as Offshore held prior to the restructuring. Offshore is the sole general partner of GulfMex. The partnership agreement for GulfMex is substantially the same as the existing Offshore limited partnership agreement.

         As a result of the restructuring, Buschman and the Hightowers directly own (1) 20% of the onshore leasehold working interests formerly owned by them through Offshore; and (2) a 20% limited partnership interest in GulfMex. Buschman and the Hightowers no longer are limited partners in Offshore.

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

         As a result of the Company's 80% indirect ownership interest, GulfMex's financial statements are consolidated with the Company's financial statements prepared as of January 31, 1998 and 1997. The minority interests of Buschman and the Hightowers in GulfMex are set forth separately in the balance sheet and the statement of operations of the Company.

Acquisition Summary

         From June 1992 to January 1996, Offshore has acquired operated and non-operated oil and gas leasehold interests with total estimated remaining proved reserves of 2,802 mbbls oil and 14 bcf of natural gas as of the effective dates of acquisition. In July 1994, Offshore acquired additional operating oil and gas leasehold interests with net total estimated remaining proved reserves of 383 mbbls and 2 bcf natural gas as of the effective dates of acquisition. The operated oil and gas properties acquired , in which Offshore was the principal working interest owner, are located primarily in Jack and Young Counties in North Texas and Tom Green County in West Texas. During the year ended January 31, 1997 Offshore acquired for $1,170,000, a 4.1667% leasehold interest in a non-operated producing federal oil and gas lease and platform located offshore Louisiana ("Block 76") which increased Offshore's net total estimated remaining proved reserves by approximately 1.2 bcf natural gas and 80,000 bbls of condensate as of the effective date of acquisition. In March 1996, Offshore acquired various leasehold interests in three gas wells located in Wheeler County, Texas ("Wheeler County") for a net purchase price of $370,500 with total estimated remaining net proved reserves acquired effective with this acquisition of approximately 3 mbbls oil and condensate and 868 mmcf natural gas. Drilling operates these gas wells. Buschman and the Hightowers exercised their right under the area of mutual interest agreement by purchasing their proportionate 20% working interests in these leaseholds. In April 1996, Offshore acquired various leasehold interests in 31 oil wells located in Mississippi and Louisiana ("Belle") for a net purchase price of approximately $2.8 million, which includes 23 wells operated by Drilling. The total estimated remaining net proved reserves effective with this acquisition were approximately 1,110 mbbls oil and condensate.

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

         The Righthand Creek acquisition agreement provided that Offshore commence the drilling of two additional wells within twelve months of closing to test the Wilcox "B" Sand. Offshore had the option to re-enter one existing well located on the undeveloped acreage which would count as one of the required wells. In March 1997, a workover rig was able to recomplete the existing well in the Wilcox "B" formation. Recompletion procedures were also performed on the Wilcox "A" formation. When production from the Wilcox "A" and "B" dropped to uneconomic levels in October 1997, the Company recompleted the well in the Wilcox "B-1" formation. The well's current production is approximately 16 barrels of oil per day (BOPD).

         The Company drilled and completed the second committed well in June 1997 in the Wilcox "B-1" formation. The average production from this well has been approximately 120 BOPD since August 1997. In connection with Offshore's requirement to develop the undeveloped leasehold acreage, the sellers were granted the option to obtain a working interest ranging from 10 to 20 percent in all new wells completed on the undeveloped leasehold acreage effective upon Offshore obtaining project payout ("Project Payout"). Project Payout will occur when Offshore has received proceeds from production of the wells drilled in the amount equal to all actual costs of drilling, completing, re-completing, equipping, maintaining, producing and operating wells on the undeveloped leasehold acreage. The terms provided that if the sellers exercise their options in their entirety, the sellers' working interest would remain in effect until the sellers have recovered the sum of $7 million out of their proportionate shares of proceeds from production sales, net of recoverable costs and expenses proportionate to their working interests in the wells drilled. The working interests obtained by the sellers as described above would then revert back to Offshore.

Private Placement

         On January 15, 1997, the Company filed a Certificate of Designation, Preferences and Rights of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock ("Certificate") with the Secretary of State, Delaware. The Certificate amended the Company's Certificate of Incorporation to establish three new series of preferred stock consisting of 700,000 shares of Series A Preferred Stock, 500,000 shares of Series B Preferred Stock, and 500,000 shares of Series C Preferred Stock, each having a par value of $.01 per share. The remaining 1,300,000 preferred shares of the Company's 3,000,000 total shares authorized preferred stock were undesignated. The Certificate provides for the rights, preferences, powers, restrictions and limitations of the respective series of preferred stock.

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

         In connection with the Koch Private Placement and the Righthand Creek acquisition, the Company and Drilling executed the First Amendment to Loan Agreement ("First Amendment") with its existing senior lender which provided for the increase of the Senior Credit Facility to $50 million and the increase of the Borrowing Base on that date to approximately $17 million. The First Amendment also provided for extending the maturity date of the Senior Credit Facility to February 1, 2000. The Borrowing Base was initially subject to monthly reductions of $333,000 beginning April 1, 1997 to continue until the next redetermination of the Borrowing Base.

         The determination that Righthand Creek's primary source of energy for production of the oil reserves was fluid expansion and not water drive caused the Company's next proved reserves to be reduced by approximately 960,000 barrels. This reduction of proved reserves to probable and possible reserve classifications significantly reduced the Borrowing Base.

         The Company received a Borrowing Base Determination Notice in January 1998 advising the Company that effective February 1, 1998, the Company's Borrowing Base had been redetermined to be

$6,500,000. The balance of the Company's outstanding indebtedness with Comerica Bank - Texas (the "Bank"), its senior lender, approximately $13,178,000, exceeded the Borrowing Base by approximately $6,678,000 (the "Deficiency"). Under the terms of the Senior Credit Facility, the Bank gave notice to the Company to either provide the Bank with additional collateral to increase the Borrowing Base or reduce the outstanding balance of the Company's indebtedness to an amount less than or equal to the redetermined Borrowing Base.

         The Company entered into a letter agreement with the Bank in March 1998 which extended to the close of business on Friday, April 3, 1998, the time by which the Company was required to eliminate the Deficiency in the manner set forth above or reach other accommodations with the Bank. For and in consideration of the extension to April 3, 1998, the Company agreed to execute certain supplemental documents pertaining to collateral properties; pay an extension fee of $25,000 on or before April 3, 1998; terminate its ability to utilize the Eurodollar Rate Option under the Loan Agreement; increase the applicable interest rate to prime rate plus three percent; execute a letter waiving compliance with the working capital covenant for the month of November 1997; pay the Bank specified legal and engineering expenses and furnish the Bank with copies of any agreements related to any proposed refinancing.

         On July 8, 1998, the Bank notified the Company of certain defaults and events of default ("Default Notice") under terms of the Senior Credit Facility primarily as a result of not curing the Deficiency. The Default Notice advised the Company that the Bank declared the entire outstanding indebtedness under the Senior Credit Facility and all interest accrued thereon to be immediately due and payable. The Bank also advised the Company that it was the Bank's intention to pursue all remedies available in law and in equity, including but not limited to foreclosure proceedings. The Bank has forwarded letters in lieu of transfer order and division order ("Letters in Lieu") notifying certain purchasers of the Company's oil and natural gas products to make payments for settlement of certain product purchases directly to the Bank effective immediately and to continue until the default under the Senior Credit Facility has been remedied or other agreements have been negotiated with the Bank.

         On August 11, 1998, the Company was notified that the Bank initiated foreclosure proceedings with regard to the Company's Texas properties by posting the properties for foreclosure. Under applicable law, such foreclosure is scheduled to occur on September 1, 1998. The Company is continuing its discussions with the Bank in an effort to identify and conclude an alternative transaction which might address and resolve in a mutually satisfactory manner the Company's default under the Senior Credit Facility. However, while those discussions are continuing, no agreement has been reached and no assurance can be given that any agreement will be reached which would cause the Bank to refrain from pursuing foreclosure on September 1, 1998. The properties posted for foreclosure and subject to foreclosure on September 1, 1998 include all of the Company's Texas properties, which represented approximately twenty percent (20%) of the Company's revenues for the fiscal year ended January 31, 1998 and approximately sixteen percent (16%) of the Company's revenues for the six months ended July 31, 1998. The Bank has not advised the Company of its intentions with regard to other properties owned by the Company and pledged to secure the Bank's indebtedness. In addition to evaluating and pursuing alternative transactions in an effort to address the Bank's requirements, the Company continues to consider other alternatives, including, but not limited to, non-traditional financing transactions and seeking protection under the federal bankruptcy laws.

Risks Associated with the Company's Business

         The Company is engaged in the acquisition, production, development, exploration and sale of oil and gas properties and the marketing of oil, natural gas and related hydrocarbons produced from those properties. There are a variety of risks associated with the business of the Company, including, without limitation, those set forth below.

         Exploration, Production and Acquisition Risks. The business of acquiring producing oil and gas properties is an inherently speculative activity that involves a high degree of business and financial risk. Property acquisition decisions generally are based on various assumptions and subjective judgments relating to achievable production and price levels which are inherently uncertain and unpredictable. Although available geological and geophysical information can provide information on the potential for previously overlooked or untested formations, it is impossible to determine accurately the ultimate production potential, if any, of a particular well. Actual oil and gas production may vary considerably from anticipated results. Moreover, the acquisition of a property or the successful recompletion of an oil or gas well does not assure a profit on the investment or return of the cost thereof. There can be no assurance that the Company will succeed in its efforts to acquire additional older oil and gas wells or in its development efforts aimed at increasing or restoring production from either currently owned or acquired wells. If the Company over estimates the potential oil and gas reserves of a property to be acquired, or if its subsequent operations on the property are unsuccessful, the acquisition of the property could result in losses to the Company. Except to the extent that the Company acquires additional recoverable reserves or conducts successful exploration and development programs on its existing properties, the proved reserves of the Company will decline over time as they are produced. There can be no assurances that the Company will be able to increase or replace reserves through acquisitions, exploration and development or that recent production levels can be sustained or increased.

         Access to Working Capital. The oil and gas industry is capital intensive and dependent upon the production levels of the Company's oil and gas properties and the prices received for products produced. The Company is presently in default of its Senior Credit Facility and has no commitment for alternative financing. The Letters in Lieu which have been sent by the Bank will limit working capital available to the Company. If the Company is unable to obtain additional financing or complete the sale of certain of its leasehold interests, the Bank will likely effectuate its remedy of foreclosure of its security interest in the collateral to the Senior Credit Facility.

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

         As a result of the shift in the reserve classification of Righthand Creek from proved to probable and possible based upon the determination that field's primary source of energy was fluid expansion and not water drive, the Company's net proved reserves were reduced by approximately 960,000 barrels exclusive of production during the fiscal year. The carrying value of Righthand Creek was reduced by approximately $7.3 million in order that the present value of the Company's proved oil and gas reserves of Righthand Creek will not exceed the net carrying amount for such acquisition the balance sheet.

         Price Risks. In addition to production levels, the Company's revenues, profitability, cash flow, future growth and the carrying value of its oil and gas properties are affected by changes in oil and gas prices. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on acceptable terms is substantially dependent upon such prices. Prices for oil and gas are subject to large fluctuations in response to changes in supply, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the national economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the supply of foreign oil and gas, the price of foreign imports and the availability of alternate fuel sources. The significant decrease in the prices of oil from approximately $20 per bbl to approximately $12 per bbl has had an adverse effect on the carrying value of the Company's proved reserves, borrowing capacity, revenues, profitability, and cash flow.

         Effective February 1, 1997, Offshore entered into a one-year sales contract with an independent oil purchaser to deliver up to an average of 650 bbl crude oil daily in Righthand Creek. The sales contract provided for a floor price of $20 per bbl and a ceiling price of $23.45 per bbl crude oil delivered from Righthand Creek. The price determination for the crude oil was based on the posted price of Louisiana Sweet Crude at St. James, Louisiana ("LLS") plus a posting bonus of $1.50 per bbl ("Bonus"). Under the terms of the sales contract, there was no penalty for under delivery of oil from Righthand Creek unless the LLS plus Bonus exceeded $23.45 per bbl. The penalty clause was not invoked.

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

         Regulations of Oil and Gas Producing Activity. The Company's operations are affected from time to time in varying degrees by political developments and federal, state, provincial and local laws and regulations. In particular, oil and gas production operations and economics are, or in the past have been, affected by price controls, taxes, conservation, safety, environmental and other laws relating to the petroleum industry, or changes in such laws and by constantly changing administrative regulations.

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

Employees

         At January 31, 1998 the Company and its affiliates had 18 employees, three of whom are in executive positions. Included in the Company's staff are a production engineer who is certified as a Professional Engineer in the State of Texas, a geologist who is certified as a Petroleum Geologist through the American Association of Petroleum Geologist and a controller who is a CPA certified in the State of Texas. The controller resigned from the Company in April 1998.

Item 2.           Properties

Oil and Gas Properties

         The following table details the Company's working interest in oil and gas properties as of January 31, 1998. All of the properties are located within the United States.

Acreage

         The following table sets forth the developed and undeveloped oil and gas acreage in which the Company has an interest as of January 31, 1998. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves.


                                         Developed Acreage   Undeveloped Acreage
                                         ------------------  -------------------
                                         Gross       Net (1)   Gross    Net (1)
                                         Acres       Acres     Acres     Acres
                                         ------      ------    -----    -------
         Location:
              Offshore-Louisiana         3,840          349    31,920     1,718
              Mississippi                1,470          679     2,539       278
              Louisiana                  3,047          845       684       681
              Oklahoma                  10,545          556      --         --
              Texas                     17,550        6,171     1,220     1,220
              Wyoming                      520           22      --         --
              Michigan                     152            4      --         --
                                        ------        ------   ------   ------

                           Total        37,124        8,626    36,360    3,897
                                        ======        =====    ======    =====


(1) For further information regarding the Company's oil and gas activities, see Note 10 of Notes to Consolidated Financial Statements which is incorporated herein by reference.


Gross and Net Productive Wells

         The following table sets forth the gross and net number of productive, dry, and development or exploratory wells in which the Company had ownership interests in fiscal 1998. "Gross wells" refers to the total wells in which the Company has an interest. "Net wells" refers to the percentage of interest owned by the Company in the gross wells.

                                      Oil/Condensates            Natural Gas
                                      ----------------       -------------------
                                      Gross    Net (1)       Gross      Net (1)
                                      -----    -------       -----      -------
         Location:
              Offshore-Louisiana          6        -            6          -
              Mississippi                27        18          -           -
              Louisiana                  21        19           5          -
              Oklahoma                   -         -           23           1
              Texas                      44        30          59          27
              Wyoming                     7        -           -           -
              Michigan                   -         -            1          -
                                       -----      -----      -----        ----

                           Total        105       67           94          28
                                       ======     =====      =====        ====


(1)       For  further   information   regarding   the  Company's  oil  and  gas
          activities, see Note 10 of Notes to Consolidated Financial Statements which is incorporated herein by reference.

Title to Properties

         The Company believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements and liens for current taxes which the Company believes do not materially interfere with the use of or affect the value of the oil and gas properties.

         The Default Notice advised the Company that the Bank declared the entire outstanding indebtedness under the Senior Credit Facility and all interest accrued thereon to be immediately due and payable.

         On August 11, 1998, the Company was notified that the Bank initiated foreclosure proceedings with regard to the Company's Texas properties by posting the properties for foreclosure. Under applicable law, such foreclosure is scheduled to occur on September 1, 1998. The Company is continuing its discussions with the Bank in an effort to identify and conclude an alternative transaction which might address and resolve in a mutually satisfactory manner the Company's default under the Senior Credit Facility. However, while those discussions are continuing, no agreement has been reached and no assurance can be given that any agreement will be reached which would cause the Bank to refrain from pursuing foreclosure on September 1, 1998. The Bank has not advised the Company of its intentions with regard to other properties owned by the Company and pledged to secure the Bank's indebtedness.

Executive Office

         The Company's executive offices occupy approximately 8,900 square feet of leased space in San Antonio, Texas. The mailing address, telephone and telefax, respectively, for the executive offices is: 10101 Reunion Place, Union Square, Suite 210, San Antonio, Texas 78216-4156, (210) 308-8000, (210) 308-8111
(fax).

Item 3.       Legal Proceedings

         The Company is not a party to any material legal proceedings now pending and has no knowledge that any such proceedings are contemplated other than described above pursuant to the Default and Foreclosure Notice received from the Bank.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

         There are presently no listed market quotes for the Company's common stock. The Company has no immediate plans for seeking a listing on a nationally recognized exchange.

         As of July 21, 1998, there were approximately 645 stockholders of record.

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

Results of Operations for 1998 and 1997

General Accounting Information

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

         The existing oil and gas properties which are located in federal waters offshore Louisiana consist of a series of platforms for each "OCS" lease, each of which accommodate one or more producing oil and gas wells. Federal regulations mandate strict rules for the plugging and abandonment of the offshore wells and platforms. Due to the offshore locations, the costs related with such plugging and abandonment can be substantial; therefore, the operator of the offshore oil and gas properties has scheduled monthly deductions from production proceeds of the working interest owners of certain properties to fund the total estimated liability at the completion of the productive life of the wells and platform. GulfMex's estimated ultimate plugging and abandonment requirements may increase due to inflation or other circumstances, or may decrease as a result of a sale of the platform with the buyer assuming plugging and abandonment liabilities. The operator estimates the total plugging and abandonment liability for the remaining platforms and wells in which GulfMex or Offshore own an interest to be approximately $835,000 of which $492,000 has been accrued. GulfMex's abandonment escrow account as of January 31, 1997 is approximately $364,000.

         The Company has adopted, Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. As a result of the adoption of SFAS No. 121, the Company recognized a non-cash pre-tax charge against earnings of approximately $8,615,000 and $261,000 related to oil and gas properties for the fiscal years ended January 31, 1998 and 1997 respectively.

Results of Operations for 1998 and 1997

Revenues and Lease Operating Expenses

         Oil and gas sales increased from $5.3 million in 1997 to $7.1 million in 1998. Likewise, lease operating expenses increased from $2.4 million in 1997 to $3.5 million in 1998. The increase in revenues and operating expense is primarily due to the acquisition of Righthand Creek on January 16, 1997. The following table summarizes the operating activity for the oil and gas properties of the Company during fiscal year 1998 and 1997. The existing properties are those oil and gas properties acquired by the Company prior to February 1, 1996.

                                      Acquisition       Year Ended January 31,
                                         Date            1998            1997
                                      -----------        ----            ----
         Oil and gas sales:
           Existing properties         --             $2,300,884      3,673,030
           Wheeler County properties   March 1996        273,059        264,905
           Block 76                    March 1996        401,497        468,555
           Belle properties            April 1996        967,010        931,103
           Righthand Creek             January 1997    3,201,791           -
                                                       ---------      ----------

           Total oil and gas sales                    $7,144,241      5,337,593
                                                      ==========      ==========

           Lease operating expenses:
           Existing properties          --            $1,248,902      1,623,273
           Wheeler County properties    March 1996        64,976         81,409
           Block 76                     March 1996        38,720         40,777
           Belle properties             April 1996       746,409        648,859
           Righthand Creek              January 1997   1,350,422          -
                                                       ---------      ----------
           Total lease operating expenses             $3,449,429      2,394,318
                                                      ==========      ==========

                                      Acquisition       Year Ended January 31,
                                         Date            1998            1997
                                      -----------        ----            ----

         Depletion of oil and gas producing properties:
           Existing properties          --             $1,149,439       659,702
           Wheeler County properties    March 1996         43,052        13,895
           Block 76                     March 1996        337,015       337,015
           Belle properties             April 1996        852,815       366,221
           Righthand Creek              January 1997    4,341,568         -
                                                       ----------      ---------

           Total depletion of oil and gas
           producing properties                       $ 6,723,889     1,376,833
                                                      ===========     =========

         Impairment of oil and gas properties:
           Existing properties          --            $    257,115      160,801
           Wheeler County properties    March 1996          -              -
           Block 76                     March 1996          -              -
           Belle properties             April 1996       1,109,739      100,000
           Righthand Creek              January 1997     7,248,552         -
                                                         ---------     ---------

           Total impairment of oil and gas
           properties                                  $ 8,615,406      260,801
                                                       ===========      ========

         Oil production volumes (bbl):
           Existing properties          --                  40,444       67,898
           Wheeler County properties    March 1996             143          171
           Block 76                     March 1996           6,985        6,814
           Belle properties             April 1996          52,230       43,296
           Righthand Creek              January 1997       130,642         -
                                                           -------      --------

           Total production volumes (bbl)                  230,444      118,179
                                                           =======      ========

         Gas production volume (mcf):
           Existing properties          --                 679,413      881,833
           Wheeler County properties    March 1996         130,776      115,548
           Block 76                     March 1996         103,437      119,281
           Belle properties             April 1996              68          301
           Righthand Creek              January 1997       125,240         -
                                                           --------     --------
           Total gas production volume (mcf)             1,038,934    1,116,963
                                                         =========    ==========

           Average oil price per bbl                 $       20.22  $     20.73
                                                         =========    ==========

           Average gas price per mcf                 $        2.36  $      2.54
                                                         ==========   ==========

Dry Hole Costs and Lease Abandonments

         Dry hole costs and lease abandonments for the fiscal year ended January 31, 1997 were approximately $822,000 as compared to approximately $294,000 for the fiscal year ended January 31, 1998. During the fiscal year ended January 31, 1997, two dry holes were drilled in Sutton County, Texas which cost approximately $326,000 and one dry hole was drilled in Wheeler County, Texas which cost approximately $132,000 for total dry hole costs of $458,000. The Sutton County leasehold abandonment was $110,000 and the Lipscomb and Duval County leasehold abandonments were $177,000. The remainder of the dry hole costs and leasehold abandonments during the fiscal year ended 1997 were for miscellaneous properties.

         In March 1997, Offshore entered into a participation agreement ("Mortimer Agreement") with Mortimer Exploration Company ("Mortimer") which provided for Offshore to assume a 38% participation in all costs associated with certain exploration prospects that Mortimer identified and presented to Offshore effective from and after January 1, 1997. The costs included overhead incurred by Mortimer in developing prospects, as well as any seismic and lease acquisitions. In connection with the Mortimer Agreement, Offshore committed to participate in drilling at least two wells, to be identified within a prospect area from Beauregard Parish, Louisiana to Montgomery County, Texas. A drillable prospect, as defined by the Mortimer Agreement, was any single prospect in the prospect area where the drainage area was sufficient to provide estimated reserves of at least 200,000 bbls oil equivalent. The Company invested approximately $274,000 in leasehold, geologic and seismic costs during the fiscal year ended January 31, 1998 in accordance with the Mortimer Agreement ("Mortimer Project"). A drilling requirement for one of the leaseholds obtained through a farmout required a March 1, 1998 commencement date by the working interest group or a $50,000 penalty would be assessed if the commencement date was missed. Since the Company's working capital was not adequate to fund its proportionate share of the drilling costs, the Company's Board of Directors accepted an offer from Buschman to acquire the Company's interest in the Mortimer Project in exchange for the Company being released and held harmless from any and all liability related to the Mortimer Agreement. The Company's investment in the Mortimer Project was expensed as leasehold abandonment. The initial well drilled as required by the farmout detailed above resulted in a dry hole.

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

         Depletion expense for the fiscal year ended January 31, 1998 was approximately $6.7 million as compared to approximately $1.5 for the fiscal year ended January 31, 1997.

         The significant increase in depletion is the result of reduction in the estimated net remaining reserves of oil and natural gas at year end for the Company's oil and gas properties.

Impairment of Long-Lived Assets

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

         The Company recognized a $261,000 non-cash writedown of oil and gas properties for the year ended January 31, 1997 which increased to $8.6 million for the year ended January 31, 1998. The increase in the impairment loss is due primarily as a result of the shift in the reserve classification of Righthand Creek from proved to probable and possible based upon the determination that the field's primary source of energy is fluid expansion and not water drive as was considered when the field was acquired. The decline in oil prices has also contributed to the present value of future cash flows of proved oil reserves declining as of January 1, 1998.

         In accordance with SFAS No. 121, the carrying value of oil and gas properties have been reduced such that the present value of the Company's proved oil and gas reserves does not exceed the net carrying value on the balance sheet.

Depreciation and Other Amortization

         Depreciation costs for the fiscal year ended January 31, 1997 was $45,000 as compared to $53,000 for the fiscal year ended January 31, 1998. Other amortization costs include the amortization of deferred loan costs and deferred costs related to the Senior Credit Facility and the Koch Private Placement. On January 31, 1997, the Company paid off the 11.50% Notes which were not due until September 30, 2002. As a result of this early extinguishment of debt, the unamortized balance of deferred costs of $118,000 associated with this debt was written off and is included in depreciation and other amortization for the fiscal year ended January 31, 1997. Amortization expense, exclusive of the $118,000 described above, was $142,000 for the fiscal year ended January 31, 1997 and $177,000 for the fiscal year ended January 31, 1998.

General and Administrative

         General and administrative expenses increased from approximately $1.3 million in 1997 to $1.6 million for the fiscal year 1998 due primarily to additional salary expense for personnel added in January 1997 as a result of the Righthand Creek acquisition and the increase in salary for Guy Bob Buschman and Gary Scheele that resulted from employment agreements required as a condition of the Koch Private Placement. Professional and legal fees also increased significantly during the current year due primarily to continuing negotiations with the Bank and evaluation of various alternative transactions.

Interest Expense

         Interest expense increased from $696,000 in 1997 to $1.14 million in 1998 as a result of increase in debt for the acquisition of Righthand Creek in January 1997. The interest expense related to the $2 million Notes which were issued in September 1995 at 11.75% interest and prepaid effective January 31, 1997 was approximately $231,000 during the fiscal year ended January 31, 1997.

Gain on Sale

         The gain on sale of assets recognized by the Company for the fiscal year ended January 31, 1997 was approximately $316,000 as compared to approximately $708,000 for the fiscal year ended January 31, 1998. The principal amount of gain of approximately $373,000 for the fiscal year ended January 31, 1998 was from the sale of the KWB Field in Tom Green County, Texas.

Minority Interests of Limited Partners

         Minority interest in earnings of limited partnerships decreased from approximately $94,000 in 1997 to approximately $13,000 in 1998 due to operating losses from the limited partnership. The cumulative minority interest of the limited partners of GulfMex, approximately $145,000, is set out in the consolidated balance sheet for the year ended January 31, 1998.

Koch Private Placement

         On January 16, 1997, the Company and Koch concluded a $10 million private placement. Koch acquired 500,000 shares of Series A Preferred Stock for $5 million and 500,000 shares of Series B Preferred Stock for $5 million. The Koch Private Placement provides Koch the right and option to purchase up to an additional 200,000 shares of Series A Preferred Stock at the face value of $10 per share of Series A Preferred Stock at any time after January 16, 1999 but on or before January 16, 2000. The option may be exercised in whole or part. The Koch Private Placement also provides for a financing right of first refusal, which requires the Company to give Koch written notice of any intention of the Company to issue new securities, further describing the amount of funds the Company wishes to raise, the type of new securities to be issued, the price and general terms. Under the terms of the Koch Private Placement, Koch has 15 days from the date of its receipt of such notice to agree to purchase all or part of such new securities. The summary of the terms of the private placement and the rights, designation and preferences of the three series of preferred stock as set forth herein is qualified in its entirety by reference to the Certificate of Designation, Preferences and Rights of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock of Rio Grande, Inc., Stock Purchase Agreement between Koch Exploration Company and Rio Grande, Inc. and Registration Rights Agreement between Rio Grande, Inc. and Koch Exploration Company.

         Series A Preferred Stock. Pursuant to the Koch Private Placement, 500,000 shares of Series A Preferred Stock were initially issued by the Company at $10 per share. Holders of the Series A Preferred Stock, which has a face value of $10, are entitled to receive, out of funds legally available, cumulative dividends at the rate of 15% of the face value payable on the first day of February, May, August and November of each year. The first dividend payment of $220,377 was paid May 1, 1997, and included pro-rata dividends from the date of issuance on January 16, 1997 to May 1, 1997. The Company's Board of Director's declared dividends be paid for the August 1, 1997 dividend payment date; however, due to the Company's inadequate working capital, the dividend has not been paid. Dividends on the Series A Preferred Stock have not been declared for the November 1997 through May 1998 dividend payment dates. As of January 31, 1998, accrued dividends for holders of Series A Preferred Stock are approximately $562,500, which has been added to the redeemable preferred stock capital account.

         In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders up to an amount equal to the aggregate face value of the then outstanding Series

A Preferred Stock plus accrued but unpaid dividends before any payment shall be made to the holders of Series B and Series C Preferred Stock and the common stockholders. The Company's merger, consolidation or any other combination into another corporation, partnership or other entity which results in the exchange of more than 50% of the voting securities of the Company requires the consent of the majority of the holders of the Series A Preferred Stock, however, the holders of the Series A Preferred Stock are not entitled to any other voting rights.

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

         Series B Preferred Stock. Pursuant to the Koch Private Placement, 500,000 shares of Series B Preferred Stock were issued by the Company at $10 per share. Holders of the Series B Preferred Stock, which has a face value of $10 per share, are entitled to receive, out of funds legally available, cumulative dividends at the rate of .035 shares of Series C Preferred Stock, which also has a face value of $10 per share. The dividend payment date for the Series B Preferred Stock is the first day of February, May, August and November of each year. Dividends on the Series C Preferred Stock are payable in preference and priority to payment of dividends on the Series B Preferred Stock.

         On the first dividend payment date of May 1, 1997, 17,500 shares of Series C Preferred Stock were issued to Koch as dividend on the Series B
Preferred Stock. The Company's Board of Directors declared a dividend on the Series B Preferred Stock for the August 1, 1997 dividend payment date; however, the 17,500 shares of Series C Preferred Stock have not been issued to Koch. Dividends due on the Series B Preferred Stock have not been declared for the dividend payment dates of November 1997 through May 1998. The Series B Preferred Stock dividends are payable in shares of Series C Preferred Stock which have a liquidation value of $10 per share at maturity January 16, 2002. The liquidation value of each share of Series C Preferred Stock is accreted, as accrued dividends, from the date of issue to maturity. The accrued dividends attributable to such accretion value are approximately $68,900 as of January 31, 1998, which have been added to the redeemable preferred stock capital account.

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

         Holders of Series B Preferred Stock have the option and right at any time upon the surrender of certificates representing Series B Preferred Stock to convert each share of Series B Preferred Stock into 5.26795 fully paid and nonassessable shares of common stock of the Company, subject to adjustment as set forth in the Certificate. The holders of Series B Preferred Stock have certain anti-dilutive rights such that if any additional shares of common stock are issued by the Company at any time after January 16, 1997 but before conversion of any Series B Preferred Stock is converted and if the issue price per share of common stock is less than the then applicable conversion price, as defined in the Certificate, holders of the Series B Preferred Stock will be granted an adjustment to the number of shares of common stock issuable upon conversion. The initial conversion price per share is $1.898. The initial number of fully diluted shares at January 16, 1997 was 10,974,895, which was the sum of common shares then currently issued and outstanding, shares of common stock then reserved for current and future option plans, plus shares then reserved for the exercise of warrants granted to certain subordinated debtholders on September 27, 1995 and those shares which are reserved pursuant to conversion rights of the Series B Preferred Stock. The aggregate number of shares of common stock into which the Series B Preferred Stock can initially be converted is 2,633,975 shares, subject to adjustment from time to time as set forth in the Certificate.

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

         The Company is currently in arrears on four consecutive dividend payments on the Series A, Series B and Series C Preferred Stock. As of August 7, 1998, Koch has not given notice to the Company of their election to exercise rights to cast votes equivalent to 51% of the current outstanding shares of common stock of the Company. As more fully described below, Koch also has the right to convene a special meeting of the stockholders at which Koch would have the right to elect a majority of the number of directors constituting the Company's Board. Koch to date has not invoked such rights.

         Board of Directors. The holders of Series B Preferred Stock shall have the right to nominate and elect to the Company's Board of Directors nominees representing not less than one-third of the number of members constituting the Board of Directors so long as there are more than 200,000 shares of Series B Preferred Stock issued and outstanding. Dale G. Schlinsog, Vice President of Koch Capital Services, and R. Allan Allford, Managing Director of Koch Producer Services, are serving on the Board of Directors until the next election of directors at the annual meeting of stockholders.

         If at any time there are less than 200,000 issued and outstanding shares of Series B Preferred Stock, the holders shall have the right to elect only one director to the Company's Board of Directors. If at any time the Company is in arrears in whole or in part with regard to quarterly dividends and such nonpayment remains in effect for three consecutive quarters or, if a significant event (as defined in the Certificate) occurs, the holders have the right at any annual or special meeting of the stockholders to nominate and elect such number of individuals as shall after the election represent a majority of the number of directors constituting the Company's Board of Directors. A significant event shall mean and be deemed to exist if (i) the Company files a voluntary petition, or there is filed against the Company an involuntary petition, seeking relief under any applicable bankruptcy or insolvency law, (ii) a receiver is appointed for any of the Company's properties or assets, (iii) the Company makes or consents to the making of a general assignment for the benefit of creditors or (iv) the Company becomes insolvent or generally fails to pay, or admits in writing its inability or unwillingness to pay, its debts as they become due. At such time that there is a cure or waiver received in writing from the holders of a majority of the Series B Preferred Stock, the additional board members elected by the holders shall be removed from the Company's Board of Directors.

         Series C Preferred Stock. The holders of Series C Preferred Stock, which has a face value of $10, are entitled to receive cumulative dividends, out of funds legally available, at the rate of 14% of the face value payable on the first day of February, May, August and November of each year. No shares of Series C Preferred Stock were initially issued in connection with consummation of the sale of the Series A and Series B Preferred Stock pursuant to the Koch Private Placement. On May 1, 1997, 17,500 shares of Series C Preferred Stock were issued as dividends on the Series B Preferred Stock. The Company's Board declared a dividend payment of $6,125 on the Series C Preferred Stock effective August 1, 1997; however, due to the Company's inadequate working capital, the cash dividend payment due on August 1, 1997 was not made. No subsequent dividends have been declared or paid for the Series C Preferred Stock. As of January 31, 1998, accrued dividends of $36,750 on Series C Preferred Stock have been added to the redeemable preferred stock capital account.

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

         Other Information and Agreements. The First Amendment to the Senior Credit Facility permits the payment of dividends on the preferred stock acquired by Koch unless an event of default under the Senior Credit Facility has occurred and is continuing. The Koch Private Placement provides for certain restrictions on the Company's total indebtedness. Under the Koch Private Placement, the Company can only increase indebtedness through the Senior Credit Facility; however, if the incurrence of additional debt results in the Company's total indebtedness exceeding 65% of the present value of the Company's proved reserves discounted at 12%, the Company cannot incur such additional debt. The Koch Private Placement provides Koch the right and option to purchase up to an additional 200,000 shares of Series A Preferred Stock at the face value of $10 per share of Series A Preferred Stock at any time after January 16, 1999 but on or before January 16, 2000. This option may be exercised in whole or in part. The Koch Private Placement also provides for a financing right of first refusal. If the Company intends to issue new securities, it shall give Koch written notice of such intention, describing the amount of funds the Company wishes to raise, the type of new securities to be issued, the price and general terms. Koch has 15 days from the date of receipt of notice to agree to purchase all or part of such new securities.

         Under the Koch Private Placement and pursuant to a Master Commodity Swap Agreement between the Company and Koch Oil Company, the Company agreed to a price risk protection program in the form of one or more swap, hedge, floor or collar agreements for the Company's net oil and gas production, using a 6:1 gas/oil ratio, so long as Koch owns any preferred stock in the Company.

         Effective February 1, 1997, Offshore's contract marketing agent entered into a one-year sales contract with an independent oil purchaser to deliver up to an average of 650 bbl crude oil daily in Righthand Creek. The sales contract provides for a floor price of $20 per bbl and a ceiling price of $23.45 per bbl delivered from Righthand Creek. The price determination on the posted price of Louisiana Sweet Crude at St. James, Louisiana ("LLS") plus a posting bonus of $1.50 per bbl ("Bonus"). Under the terms of the sales contract, there is no penalty for under delivery of oil from Righthand Creek unless the LLS plus Bonus exceeds $23.45 per bbl. If the penalty clause is invoked, the amount of penalty due would be computed as follows: the sum of 650 bbl daily crude oil contracted times the number of days in the month less the actual barrels delivered times the difference between LLS plus Bonus less $23.45. Although the Righthand Creek wells produced less than the 650 bbl daily crude oil requirement, the LLS plus Bonus was less than $23.45 per bbl during the contract period.

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

Recent Developments, Capital Resources and Liquidity

         Statements in this Annual Report including those contained in the foregoing discussion and other items herein, concerning the Company which are
(a) statements of plans and objectives for future operations, (b) statements of future economic performance, or (c) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The ultimate accuracy of forward- looking statements is subject to a wide range of business risks and changes in circumstances, and actual results and outcomes often differ from expectations. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the following: the timing and extent of changes in crude oil and natural gas prices; actions of the Company's purchasers and competitors; changes in the cost or availability of pipelines and other means of transporting products; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; future well performance; the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves; political developments in foreign countries, the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The Company received a Borrowing Base Determination Notice in January 1998 advising the Company that effective February 1, 1998, the Company's Borrowing Base had been redetermined to be $6,500,000. The balance of the Company's outstanding indebtedness with Comerica Bank - Texas (the "Bank"), its senior lender, approximately $13,178,000, exceeded the Borrowing Base by approximately $6,678,000 (the "Deficiency"). Under the terms of the Senior Credit Facility, the Bank gave notice to the Company to either provide the Bank with additional collateral to increase the Borrowing Base, or reduce the outstanding balance of the Company's indebtedness to an amount less than or equal to the redetermined Borrowing Base.

         The Company entered into a subsequent letter agreement with the Bank in March 1998 which extended to the close of business on April 3, 1998 to eliminate the Deficiency or reach other accommodations with the Bank. For and in consideration of the extension to April 3, 1998, the Company agreed to execute certain supplemental documents pertaining to collateral properties; pay an extension fee of $25,000 on or before April 3, 1998; terminate its ability to utilize the Eurodollar Rate Option under the Loan Agreement; increase the applicable interest rate to prime rate plus three percent; execute a letter waiving compliance with the working capital covenant for the month of November 1997; pay the Bank specified legal and engineering expenses and furnish the Bank with copies of any agreements related to any proposed refinancing.

         The Company has received from the Bank, a "Notice of Defaults and Events of Default" whereby the Bank has declared the entire outstanding principal balance of the Senior Credit Facility and all interest accrued thereon to be immediately due and payable. In addition, the Bank has advised that it intends to pursue all remedies that are available in law and in equity, including but not limited to, foreclosure proceedings in order to collect all amounts due. The aggregate amount of principal and interest currently outstanding is approximately $13,400,000.

         The Bank has also submitted "Letters in Lieu of Transfer Order and Division Order" to certain purchasers and marketing entities of the Company's oil and gas products. The Letters in Lieu direct such purchasers to make payments for the settlement of purchased products directly to the Bank. As a result of such action, the Company will likely receive no further payments from such purchasers until the default under the Senior Credit Facility has been remedied or other agreements have been negotiated with the Bank. Such action will impact the Company's ability to pay direct operating expenses of its oil and gas leases, including applicable royalties, and general and administrative expenses.

         The Company is currently negotiating the sales of certain or all of its oil and gas properties; however, any significant sale of oil and gas properties outside of a bankruptcy proceeding requires stockholder approval, which in turn requires the preparation and circulation of a Proxy Statement or Information Statement (the "Statement") and the passage of approximately twenty days between the mailing of the Statement and the ability to effectuate any such sale.

         On August 11, 1998, the Company was notified that the Bank initiated foreclosure proceedings with regard to the Company's Texas properties by posting the properties for foreclosure. Under applicable law, such foreclosure is scheduled to occur on September 1, 1998. The Company is continuing its discussions with the Bank in an effort to identify and conclude an alternative transaction which might address and resolve in a mutually satisfactory manner the Company's default under the Senior Credit Facility. However, while those discussions are continuing, no agreement has been reached and no assurance can be given that any agreement will be reached which would cause the Bank to refrain from pursuing foreclosure on September 1, 1998. The properties posted for foreclosure and subject to foreclosure on September 1, 1998 include all of the Company's Texas properties, which represented approximately twenty percent (20%) of the Company's revenues for the fiscal year ended January 31, 1998 and approximately sixteen percent (16%) of the Company's revenues for the six months ended July 31, 1998. The Bank has not advised the Company of its intentions with regard to other properties owned by the Company and pledged to secure the Bank's indebtedness. In addition to evaluating and pursuing alternative transactions in an effort to address the Bank's requirements, the Company continues to consider other alternatives, including, but not limited to, non-traditional financing transactions and seeking protection under the federal bankruptcy laws. No assurances can be given that the Company can identify a transaction acceptable to the Bank or that if any such transaction can be identified, that it can be documented and concluded successfully or in a timely manner. Any of the transactions or occurrences described above would likely result in nominal or no value being afforded to the interests of existing holders of the Company's common stock.

Year 2000

         The Company has not addressed the impact of the Year 2000 on its computer systems and applications. The Company does not expect the cost of becoming Year 2000 compliant to be significant; however, due to its current financial condition, no Year 2000 plan has been developed.

Recently Issued Accounting Pronouncement

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company believes that SFAS No. 131 will not have a material impact on its financial statements and disclosures.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established standards of accounting and reporting for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets and liabilities in the statement of financial position and measures these instruments at fair value. This statement is effective for financial statements for periods beginning June 15, 1999. The Company believes that SFAS No. 133 will not have a material impact on its financial statements and disclosures.

Item 7.           Financial Statements

         1) The financial statements of the Company beginning on page F-1 are filed as part of this Form 10-KSB.

                  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The Company has not changed accountants nor reported any disagreements on matters of accounting principles.


                                    PART III

Item 9.           Directors and Executive Officers of the Registrant

         Each person serving on the Board of Directors has held such position since July 1, 1997 and shall hold such position until the next Annual Meeting or until his successor is duly elected and qualified.

         The  following  table lists the persons now serving as Directors of the
Company:

                                                                      Director
       Name                      Position               Age            Since
----------------------      -------------------      ---------        ---------
Robert A. Buschman          Chairman of the Board       71               1979
                             of Directors
Guy Bob Buschman            President and Director      47               1978
H. M. Shearin, Jr.          Director                    75               1992
Hobby A. Abshier            Director                    66               1995
Ralph F. Cox                Director                    65               1995
Dale G. Schlinsog           Director                    40               1997
R. Allan  Allford           Director                    41               1997

         Robert A. Buschman is Chairman of the Board of Directors of the Company. Prior to joining the Company in February 1979, Mr. Buschman was President, Chief Executive Officer and a Director of Dixilyn- Field Drilling Company, a subsidiary of Panhandle Eastern Pipeline Company, from April 1978 to February 1979. Mr. Buschman has served as President and a member of the Board of Directors of the Texas Mid- Continent Oil and Gas Association, member of Executive and Steering Committee of Texas Mid-Continent Oil and Gas Association, member of the International Association of Drilling Contractors, member of the Independent Petroleum Association and member of the All American Wildcatters.

         Guy Bob Buschman, President, Chief Executive Officer and a Director, is the founder of the Company which was organized in April 1978. Mr. Buschman was employed by Field International Drilling Company from August 1973 through March 1978 while working for Field International Drilling Company. Mr. Buschman held multiple positions domestically and internationally including Supervisor of Shipyard Construction of Offshore Drilling Rigs, Material Manager, Safety and Insurance Manager, Area Manager and Contracts and Sales Representative. During his Field International Drilling Company career, he was based in Alice, Texas; Vicksburg, Mississippi; Beaumont, Texas; Trinidad-Tobago; the Republic of
Singapore; Egypt and San Antonio, Texas. He is a past director of the Independent Association of Drilling Contracts and the Chairman of the Board of IADC Publications Inc. Presently, he is a Director of the Texas Mid-Continent Oil and Gas Association and a member of IPAA and San Antonio's local Society of Petroleum Engineers- American Petroleum Institute Chapter. Mr. Buschman has served as Chairman and Director of the San Antonio Children's Shelter. He also is a member and former Chairman of the Austin-San Antonio Chapter of the Young President's Organization. Mr. Buschman received his B.A. degree from Texas Christian University in 1973.

         H. M. ("Johnny") Shearin, Jr., a Director, was President of SPG Exploration Corporation from 1971 to 1988. Prior to 1971, Mr. Shearin was Vice President and Manager of Engineering for Core Laboratories, Inc. In 1988, he retired from Quantum Chemical (formerly National Distillers who acquired SPG). From 1988 to present, Mr. Shearin has performed consulting services for various independent operators and oil field service and engineering companies.

         H. A. ("Hobby") Abshier, Jr. is a Managing Director of Crossroads Group. For the past 12 years he has been a General Partner and co-founder of the Triad Group of Venture Capital Funds. Prior to starting the Triad Group, he spent 21 years at Rotan Mosle, Inc., Texas largest investment banking firm, as a Partner, Officer and a member of its Board of Directors. Mr. Abshier has been on the Board of Directors of Technology Works, DTM Corp., B'trieve Technologies, all in Austin, Texas, and South Texas Drilling and Exploration Co., and Dawson Well Servicing, Inc. in San Antonio, Texas. Mr. Abshier is a graduate of Culver, Rice and Harvard, and served both as an enlisted man and officer in the United States Air Force.

         Ralph F. Cox is currently self-employed as an energy management consultant. For four years prior thereto, Mr. Cox was President of Greenhill Petroleum Corporation, a subsidiary of Western Mining Corporation. From 1985 through 1990, he served as President and Chief Operating Officer of Union
Pacific Resources Company, a petroleum exploration and production company. Before 1985, Mr. Cox spent 31 years with Atlantic Richfield Company ("ARCO"), joining the ARCO board in 1978, assuming responsibility for ARCO's worldwide petroleum exploration and production activities and minerals exploration and production activities in 1984, and culminating with his election as Vice
Chairman of ARCO in 1985. Mr. Cox serves as a Director of Bonneville Pacific Corporation, an independent power company, as a Director of CHZM Hill, engineering consulting firm, as a Director of USA Waste Inc., non-hazardous waste management, as a Director of Daniel Industries, Inc., oil and gas measurement equipment, and as Independent Trustee for The Fidelity

Group of Funds. Mr. Cox holds a Bachelor of Science in Petroleum Engineering and a Bachelor of Science in Mechanical Engineering from Texas A & M University.

         Dale G. Schlinsog is Vice President of Koch Capital Services and Vice President of Koch Exploration Company and is serving as an interim Director on the Board of the Company. Mr. Schlinsog is a graduate of the University of Wisconsin - Parkside and the University of Kansas and holds a Bachelor in Science in Earth Science/Geology and Master of Science in Geology with Honors, respectively. He has been employed with various Koch Industries entities since 1982. Mr. Schlinsog is a member of American Association of Petroleum Geologists and Kansas Geological Survey.

         R. Allan Allford is Managing Director, Koch Producer Services - Capital Group. Mr. Allford has been at Koch Industries since 1993, where he has held positions as CFO and Vice President for Koch Capital Services. Prior to joining Koch Industries, Mr. Allford held various senior financial management positions working for high net worth individuals in a variety of industries. Mr. Allford is a graduate of the University of Kansas and is a Certified Public Accountant.

         Guy Bob Buschman is the son of Robert A. Buschman. Ralph Cox is the brother-in-law to Robert A. Buschman and uncle to Guy Bob Buschman. There are no other family relationships in the Company.

         Koch, as the holder of Series B Preferred Stock, has the right to nominate and elect to the Company's Board of Directors nominees representing not less than one-third of the number of members constituting the Board of Directors so long as there are more than 200,000 shares of Series B Preferred Stock issued and outstanding. Dale G. Schlinsog, Vice President of Koch Capital Services and
R. Allan Allford, Managing Director of Koch Producer Services, are Koch's representatives on the Company's Board of Directors.

         If at any time the issued and outstanding shares of Series B Preferred Stock are less than 200,000, the holders shall have the right to elect only one director to the Company's Board of Directors.

         If at any time the Company is in arrears in whole or in part with regard to quarterly dividends and such nonpayment remains in effect for three consecutive quarters or, if a significant event (as defined in the Certificate) occurs, the holders have the right at any annual or special meeting of the stockholders to nominate and elect such number of individuals as shall after the election represent a majority of the number of directors constituting the Company's Board. A significant event shall mean and be deemed to exist if (i) the Company files a voluntary petition, or there is filed against the Company an involuntary petition, seeking relief under any applicable bankruptcy or insolvency law, (ii) a receiver is appointed for any of the Company's properties or assets, (iii) the Company makes or consents to the making of a general assignment for the benefit of creditors or (iv) the Company becomes insolvent or generally fails to pay, or admits in writing its inability or unwillingness to pay, its debts as they become due. At such time that there is a cure or waiver received in writing from the holders of a majority of the Series B Preferred Stock, the additional board members elected by the holders shall be removed from the Company's Board. The Company is currently in arrears on four consecutive dividend payments on the Series A, Series B and Series C Preferred Stock. Koch to date has not called for special meeting to elect directors.

         Koch, as the holder of all the issued and outstanding 500,000 shares of Series B Preferred Stock will collectively be eligible to cast votes equivalent to 24% of the then issued and outstanding shares of common stock on all matters submitted to the stockholders for vote at any annual or special stockholders meeting. If at any time the Company is in arrears in whole or in part with regard to quarterly dividends and such nonpayment remains in effect for three consecutive dividend payment dates, the holders of the Series B Preferred Stock may notify the Company of their election to exercise rights to cast votes equivalent to 51% of the then issued and outstanding shares of common stock. At any time that the holders hold less than 500,000 shares of Series B Preferred Stock, the voting percentage of either 24% or 51% is reduced on a pro-rata basis. Koch has not given notice to the Company of their election to exercise rights to cast votes equivalent to 51%.

         The 95 Non-Qualified Plan provides that newly elected directors who have not previously been granted options will be granted options to purchase 50,000 shares of the Company's Common Stock. Each year thereafter, if the director is reelected the director is entitled to be granted options to purchase an additional 5,000 shares of Common Stock. The maximum options any director may be granted is 75,000. The 95 NonQualified Plan is proposed to be amended by the Board of Directors to allow directors to disclaim their rights to options under the 95 Non-Qualified Plan, and the Koch representatives have indicated their desire to so disclaim such options. Pursuant to the Koch Agreement, the Company will issue to Koch the number of options which the Koch representatives would have been entitled pursuant to the 95 Non-Qualified Plan.

Committees of the Board of Directors

         The Company's Board of Directors has an Audit Committee and a Compensation and Stock Option Committee. Both Committees are composed of Messrs. Abshier, Cox and Schlinsog. The principal functions of the Audit Committee are to give additional assurance that financial information is accurate and timely, recommend to the Board of Directors the engagement of independent auditors, ascertain the existence of an effective accounting and internal control system, oversee the entire audit function, and review and pass on the fairness of existing arrangements between the Company and affiliated parties on an annual basis. The Compensation and Stock Option Committee administers the Company's stock option plans and recommends compensation for executive officers to the Board of Directors.

         During the fiscal year ended January 31, 1997, the Board held seven meetings which were attended by a quorum of all the Directors. There was one meeting of the Audit Committee attended by all committee members, and one meeting of the Compensation and Stock Option Committee attended by all committee members. The non-employee Directors serving on the Board's Audit and Compensation and Stock Option Committees receive $100 per committee meeting.

Item 10.        Executive Compensation

Executive Officers

         The following individuals serve as Executive Officers of the Company and have been elected by the Board to serve in the positions indicated for the terms indicated in the Bylaws of the Company.

         Robert A. Buschman           Chairman
         Guy Bob Buschman             President and Chief Executive Officer
         Gary Scheele  (1)            Vice President, Chief Financial Officer
                                       and Secretary/Treasurer

------------
(1) Gary Scheele, a Certified Public Accountant, has been with the Company since its organization in April, 1978.

         As condition of the Koch Agreement, Guy Bob Buschman, President and Chief Executive Officer, and Gary Scheele, Vice President and Chief Financial Officer, entered into employment agreements with the Company and Drilling for initial terms of five years which may be renewed annually thereafter at base salaries of $125,000 and $100,000 per annum, respectively. Any subsequent increase in base salaries, payment of bonuses or grants of stock options will be at the sole discretion of the Board of Directors. Under terms of the employment agreement, Buschman and Scheele are provided company vehicles for business and personal use at the sole expense of the Company. The Company may terminate the employment agreements at any time for cause by providing 15 days notice to the individuals, or at its sole discretion pay the individual for 15 days in lieu of notice. If the individual is terminated without cause, the Company shall pay the individual three years of the annual base salary in effect, an amount sufficient, after taking into effect individual's federal and state income taxes, to pay the exercise price of any options granted, and the individual's COBRA cost for eighteen months following the termination date.

Summary Compensation Table

         The following table summarizes the compensation paid by the Company to its Chairman, President Chief Executive Officer and Vice President and Chief Financial Officer for services rendered to the Company during the fiscal year ended January 31, 1998.

                 Annual Compensation               Long-term Compensation
             -----------------------------  ------------------------------------
                                     (2)     Restricted
Name and     Fiscal Salary  Bonus   Other      Stock         Options     All
Principal     Year    $       $       $        Awards           #       Other
Position
----------   ------ ------  -----   -----    -----------      -------   -----
Robert A.
Buschman     1998   86,288   -      3,704         -              -        -
  Chairman
             1997   84,788   -      3,603         -              -        -

             1996   84,788   -      9,349         -              -        -

Guy Bob
Buschman     1998  126,500   -      9,255         -              -        -
  President
  and Chief
  Executive
  Officer    1997   84,788   -      8,769         -              -        -

             1996   84,788   -     12,583         -              -        -

Gary Scheele 1998  101,500   -      9,440         -              -        -
  Vice
  President
  and Chief
  Financial  1997   81,118   -      9,795         -              -        -
  Officer
             1996   82,878   -      6,282         -              -        -


(2) Includes the cost to the Company of the personal use of a Company vehicle, group life insurance premiums and other miscellaneous personal benefits paid by the Company.

Options/Grants in Last Fiscal Year

         There were no grants of stock options to the executive officers during the fiscal year ended January 31, 1998.

Aggregate Option Exercises and Fiscal Year-End Option Value Table

         The following table presents certain information regarding the exercise of options during fiscal 1998, and options held at January 31, 1998 by Robert A. Buschman, Chairman of the Board of the Company, Guy Bob Buschman, President and Chief Executive Officer and Gary Scheele, Vice President and Chief Financial Officer.


                                      Number of                 Value of
                                    Unexercised               Unexercised
                                     Options at                Options at
             Shares              January 31, 1998           January 31, 1998
            Acquired         ------------------------- -------------------------
              on     Value                               (3)
  Name     Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
  ----     -------- -------- ----------- ------------- ----------- -------------

Robert A.
  Buschman     -        -     100,000        -           $ -            -

Guy Bob
  Buschman     -        -     100,000        -             -            -

Gary Scheele   -        -     265,000        -             -            -

-------------
(3) There are no listed market quotes for the Company's common stock. The exercise price of the unexercised options is greater than the Company's deficit book value per share at January 31, 1998.

Director Compensation

         Each Director of the Company who is not an officer of the Company is paid $1,000 per month for serving as a Director. The monthly compensation to Koch's representatives on the Board was paid directly to Koch Exploration Company. H. J. Shearin, Jr. and H. A. Abshier, Jr. served as a consultants to the Company during the year ended January 31, 1998 and were paid total director and consultant fees of $30,000 and $30,200, respectively.

Other Compensation

         The Company's 1986 Incentive Stock Option Plan ("86 Incentive Plan") and the 1986 Non-Qualified Stock Option Plan ("86 Non-Qualified Plan")
(collectively, the "86 Plans") terminated December 31, 1995. Any options outstanding under the 86 Plans shall remain in effect until they have been exercised or have expired. All options outstanding under the 86 Plans expire in 1999. The Company received approval from stockholders for the 1995 Incentive Stock Option Plan ("95 Incentive Plan") and the 1995 Non-Qualified Stock Option Plan ("95 Non-Qualified Plan")(collectively, the "95 Plans") at the 1995 Annual Stockholder's Meeting. The 95 Plans are anticipated to assist the Company in attracting, motivating and retaining key employees and non-employee directors. The 95 Plans are administered by the Compensation and Stock Option Committee of the Board of Directors.

         The following discussion summarizes the material differences between the 95 Plans.

                  The 95 Incentive Plan. The Company has reserved 500,000 shares of its $.01 par value Common Stock for issuance under the 1995 Incentive Plan. Only key employees, as determined by the Compensation and Stock Option Committee, are eligible for participation in the 95 Incentive Plan. The options are exercisable beginning one (1) year from the date of grant. The unexercised portion of any option granted under the 95 Incentive Plan terminates or becomes null and void ten (10) years from the date of the grant, except for holders of more than 10% of the Company Stock. Such grants expire after five (5) years. Grants also expire ninety (90) days after the termination of Optionee's employment with the Company, one (1) year after the termination of Optionee's employment with the Company on account of disability or one
         (1) year after Optionee's death.

                  The Committee determines the exercise price of an option, which may never be less than the fair market value of the Common Stock on the date of grant. The Common Stock is currently not listed on a national exchange, therefore, the Committee will determine the fair market value based on the information available at the time options are granted.

                  The 95 Non-Qualified Plan. The Company has reserved 525,000 shares of its $.01 par value Common Stock for issuance under the 1995 Non-Qualified Plan. Non-employee directors are eligible for participation in this plan. Options granted to non-employee directors are exercisable beginning one (1) year from the date of grant, and expire on the tenth anniversary of such date. Non-employee directors who, at the date of their election to the Board, have not previously been granted options in the 95 Non-Qualified Plan, are to be automatically granted options to purchase 50,000 shares of the Company's Common Stock under terms described in the 95 Non-Qualified Plan. Thereafter, each year, upon re-election to the Board, non-employee directors will be granted options to purchase an additional 5,000 shares of the Company's Common Stock, up to a maximum of 75,000. The unexercised portion of any option granted under the 95 Non-Qualified Plan terminates or becomes null and void ten (10) years from the date of the grant. Grants also expire ninety (90) days after Optionee ceases to serve as a member of the Board of Directors with the Company or one (1) year after Optionee's death.

                  The exercise price of an option will be computed by formula. If the Common Stock is actively traded on a national exchange, the option price will be the average of the highest and lowest trades for the date the option is granted. If the Common Stock is not actively traded on a national exchange, the exercise price will be determined by dividing the stockholders' equity at the end of the immediately preceding fiscal quarter by the total outstanding Common Stock on such date and multiplying by 1.2. The re-election of the non-employee nominees as directors of the Company at the Annual Meeting will entitle each such nominee options to purchase 5,000 shares of the Company Stock at an approximate price of $0.20, however the exact option price will not be determined until after the Annual Meeting and the selection of the new Compensation and Stock Option Committee.

Federal Income Tax Consequences

         The 95 Incentive Plan. A participant who receives an incentive stock option under the 95 Incentive Plan will ordinarily not recognize any income for federal income tax purposes as a result of the receipt or exercise of such option. However, the exercise of an incentive stock option will give rise to an increase in the participant's alternative minimum taxable income for purposes of the alternative minimum tax in an amount equal to the excess of the fair market value of the Common Stock at such time as the participant's rights to the stock are freely transferable and are not subject to a substantial risk of forfeiture. The Company will not be entitled to a compensation deduction for federal income tax purposes with respect to either the grant of an incentive stock option under the 95 Incentive Plan or the exercise of such an option by the participant. If the participant does not dispose of the shares of Common Stock acquired through the exercise of the incentive stock option within two (2) years of the date of the grant of such option, or within one (1) year after the exercise date, and if the participant is employed by the Company from the time the option is granted until three (3) months before its exercise, any gain or loss recognized upon the disposition will constitute a long-term capital gain or loss and the Company will not be entitled to a deduction. If a participant disposes of the shares prior to the expiration of such holding periods, the participant will recognize, at the time of such disqualified disposition, ordinary income equal to the difference between the exercise price and the lower of (i) the fair market value of the shares subject to the option on the date of exercise or (ii) the amount realized by the participant on the sale of such shares. Any remaining gain will be taxed as a capital gain. In the event of a disqualified disposition, the Company will be entitled to a deduction in an amount equal to the income recognized by the participant.

         If a participant pays the exercise price of an incentive stock option solely with Common Stock, and if the shares surrendered are (i) shares not received pursuant to the exercise of an incentive stock option and not subject to a substantial risk or forfeiture or (ii) the result of the participant's exercise of another incentive stock option, the exercise of which satisfied the above stated holding period requirements, the participant will not recognize income. Additionally the basis and holding period of the surrendered Common Stock will be transferred to that number of new shares equal to the number of old shares surrendered. If more shares are received than were surrendered, the additional shares' basis will be zero. If these conditions are not met, the payment of the exercise price with shares of Common Stock may be treated as a disqualified disposition or otherwise taxable disposition.

         The 95 Non-Qualified Plan. The grant of a non-qualified option under the 95 Non-Qualified Plan should not ordinarily be a taxable event for federal income tax purposes. Upon exercise of a non-qualified option, the participant will recognize ordinary income in an amount equal to the difference between the amount paid by the participant for the shares of Common Stock and the fair market value of such shares determined on the later of (i) the date of exercise or (ii) the date on which the shares of Common Stock become transferable by the participant and are not subject to a substantial risk of forfeiture. If the Company withholds all amounts required to be withheld under applicable law or other authority, the Company ordinarily will be entitled to a deduction equivalent to the amount of compensation income recognized by the participant.

         If a participant pays the exercise price of non-qualified options solely with Common Stock, the shares received will generally have the same basis and holding period as the Common Stock surrendered. If more shares are received than were surrendered, the additional shares will cause the participant to recognize compensation income either at the time of transfer or when restrictions with respect to those shares lapse.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

         The following table provides information known to the Company as to the Common Stock ownership, as of August 1, 1998, of (i) each beneficial owner of 5% or more of the Common Stock, (ii) each named executive officer, (iii) each Director who owns any Common Stock and (iv) all officers and Directors as a group:


    Name and Address of                             Amount of Beneficial
      Beneficial Owner                               Ownership of Common
------------------------------                       ----------------------
                                                Shares               % of Class
                                                ------               -----------
Robert A. Buschman (1)                        1,190,920  (2)            12.26%
10101 Reunion Place, Suite 210
San Antonio, Texas

Guy Bob Buschman (1)                          1,487,960  (2)            15.31%
10101 Reunion Place, Suite 210
San Antonio, Texas

John G. Hurd (1)                                800,400  (2)             8.24%
4040 Broadway, Suite 525
San Antonio, Texas

Edward Randall, III (1)                         868,800  (4)             8.94%
5851 San Felipe, Suite 850
Houston, Texas

H. M. Shearin, Jr. (1)                          155,000  (2)             1.60%
10 Ashley Greens
San Antonio, Texas

Ralph F. Cox  (1)                               184,000  (2)             1.89%
200 Rivercrest Drive
Fort Worth, Texas

H. A. Abshier, Jr. (1)                           72,352  (2)             0.74%
3716 Millswood                                           (3)
Irving, Texas

Koch Exploration Company (5)                  2,733,975                 28.14%
4111 East 37th Street
Wichita, Kansas

Dale G. Schlinsog (6)                               N/A                   N/A
20 Greenway Plaza, 6th Floor
Houston, Texas

R. Allan Allford (6)                                N/A                   N/A
20 Greenway Plaza, 6th Floor
Houston, Texas

Officers, directors and nominees for
directors as a group (8 owners)               7,493,407  (2)            77.12%
                                                         (3)
                                      -35-

------------
(1) Information as to beneficial ownership has been furnished by the respective stockholders. Each owner has the sole voting and investment power with respect to their shares, except as noted below. The shares above include options which are exercisable within 60 days of the date of this proxy.

(2) Includes, respectively, options to purchase the equivalent number of shares of Common Stock, which are exercisable at any time at exercise prices of $0.34 to $0.45 per share: Robert A. Buschman, 100,000 options; Guy R. Buschman, 100,000 options; H. A. Abshier, Jr., 55,000 options; Ralph F. Cox, 55,000 options; H.M. Shearin, Jr., 155,000 options; Koch Exploration Company, 100,000 options; Gary Scheele, 265,000 options.

(3) Includes 17,352 shares of Common Stock held by trustee for H. A. Abshier, Jr.'s IRA account.

(4) Includes 600,000 shares held in trusts, of which Mr. Randall is Co-Trustee. Mr. Randall is neither an employee nor a director of the Company.

(5) On January 16, 1997, the Company and Koch Exploration Company ("Koch"), an affiliate of Koch Industries, Inc. concluded a $10 million private placement ("Koch Agreement") for designated preferred stock consisting of 500,000 shares of Series A Preferred Stock for $5 million and 500,000 shares of Series B Preferred Stock for $5 million.

         Koch, as the holder of Series B Preferred Stock, has the option and right at any time upon the surrender of certificates representing Series B Preferred Stock to convert each share of Series B Preferred Stock into 5.26795 fully paid and nonassessable shares of common stock of the Company, subject to adjustment as set forth in the Certificate. The holders of Series B Preferred Stock have certain anti-dilutive rights such that if any additional shares of common stock are issued by the Company at any time after January 16, 1997 but before conversion of any Series B Preferred Stock is converted and if the issue price per share of common stock is less than the then applicable conversion price, as defined in the Certificate, holders of the Series B Preferred Stock will be granted an adjustment to the number of shares of common stock issuable upon conversion. The initial conversion price per share is $1.898. The initial number of fully diluted shares at January 16, 1997 is 10,974,895, which is the sum of common shares currently issued and outstanding, shares of common stock reserved for current and future option plans, plus shares reserved for the exercise of warrants granted to certain subordinated debt holders on September 27, 1995 and those shares which are reserved pursuant to conversion rights of the Series B Preferred Stock. The aggregate number of shares of common stock into which the Series B Preferred Stock can initially be converted is 2,633,975 shares, subject to adjustment from time to time as set forth in the Certificate.

         Koch, as the holder of all the issued and outstanding 500,000 shares of Series B Preferred Stock will collectively be eligible to cast votes equivalent to 24% of the then issued and outstanding shares of common stock on all matters submitted to the stockholders for vote at any annual or special stockholders meeting. If at any time the Company is in arrears in whole or in part with regard to quarterly dividends and such nonpayment remains in effect for three consecutive dividend payment dates, the holders of the Series B Preferred Stock may notify the Company of their election to exercise rights to cast votes equivalent to 51% of the then issued and outstanding shares of common stock. At any time that the holders hold less than 500,000 shares of Series B Preferred Stock, the voting percentage of either 24% or 51% is reduced on a pro-rata basis.

         Included in Koch's total shares are 100,000 of Non-Qualified Options entitled to Koch's representatives which were granted upon election to the Company's Board of Directors.

(6) R. Allan Allford and Dale G. Schlinsog, are employees of Koch subsidiaries.

Warrants

         On September 27, 1995 the Company consummated a private offering of 11.50% Subordinated Notes for a total principal amount of $2,000,000 combined with issuance of Warrants to the note purchasers ("Holders") which provided for the purchase of up to 1,388,160 shares of the Company's Class A Common Stock, par value $.01 per share, at an exercise price of $0.40 per share. In connection with obtaining the consent of the Holders to certain amendments to the Subordinated Notes (and certain other consents) as part of the refinancing of the Company's senior indebtedness, the exercise price of the Warrants was reduced to $0.20 per share. The Warrants remain outstanding for seven years from the date of the Closing, unless they are detached from the Notes and transferred to persons who are not affiliates of the initial holder of the Warrants, in which case they expire on the 31st date following such transfer. The Common Stock reserved for issuance upon exercise of the Common Stock the Warrants represents twenty percent (20%) of the Company's common stock, exclusive of certain shares issuable upon the exercise of executive stock options.

         The number of shares of Common Stock of the Company subject to purchase pursuant to the Warrant also adjusts under certain circumstances. The number of shares subject to the Warrants shall be adjusted proportionately and the exercise price shall be adjusted proportionately, for any stock splits or stock dividends. If the Company declares and pays any dividends other than in common stock or cash, or makes any other distributions, to common stockholders, then the Holders of the Warrants, upon exercise of the Warrants, are entitled to receive their respective pro-rata share of the dividend, distribution, or right which they would have received if they had exercised the Warrant before the declaration of the dividend, distribution, or right, or, at the Company's option, the number of shares subject to the Warrant shall be adjusted appropriately.

         If at any time while the Warrant is outstanding the Company grants to all of its common stockholders any rights, options or warrants entitling them to purchase shares of common stock at a price per share lower at the record date for such issuance than the fair market value on such date, then the number of shares of common stock subject to the Warrants shall be adjusted proportionately. Alternatively, the Company may grant and convey to the Holders of the Warrants the rights that such Holders would have received had it exercised the Warrant before issuance of the rights. An appropriate readjustment would be made to the number of shares of common stock subject to the Warrants upon expiration or termination of any of the rights.

         In case of any capital reorganization or reclassification of the capital stock of the Company, the Holders of the Warrants shall thereafter be entitled to purchase pursuant to the Warrant the kind and number of shares of any stock or class or classes or other securities or property for or into which such shares of common stock would have been exchanged, converted, or reclassified if the Warrant stock had been purchased immediately before such reorganization or reclassification.

         The number of shares subject to the Warrant and/or the exercise price of the Warrants shall also be adjusted in the event certain options to purchase shares of Common Stock pursuant to stock option plans of the Company are exercised.

         Under the Warrants, the Company is required to give 30 days prior written notice to Holders of record of the Warrants of significant events, including payment of dividends, reorganization or reclassification, merger, liquidation, dissolution, or other fundamental changes.

         The Warrants carry piggyback registration rights requiring the Company to deliver notice of its intent to file registration statement for the public sale of its common stock to the Holders of the Warrants not later than 30 days prior to the initial filing of the registration statement, setting forth the minimum and maximum proposed offering price, commissions, discounts in connection with the offering, and other relevant information. Within twenty days after receipt of the notice, holders of Warrants are entitled to request that the Warrant stock be included in such registration statement and the Company will use its best efforts to cause such Warrant stock to be included in the offering covered by such registration statement. In the event the underwriter of the offering determines that the inclusion of all of the stock requested to be registered (including the Warrant Stock) would adversely affect the offering, then the inclusion of shares other than those of the Company are subject to pro rata reductions in accordance with the number of shares requested to be included by the Holders.

         During the fiscal year ended January 31, 1998, 624,670 Warrants to acquire the Company's Common Stock have been exercised by certain Holders. Total Warrants outstanding on January 31, 1998 are 763,490.

Item 12.          Certain Relationships and Related Transactions

Related Party Transactions

         In June 1992, Rio Grande Drilling Company ("Drilling") a Texas corporation and wholly owned subsidiary of the Company, formed a Texas limited partnership, Rio Grande Offshore, Ltd. ("Offshore") to acquire certain non-operated offshore and onshore oil and gas properties. Substantially all of the oil and gas properties leasehold interests of the Company as of January 31, 1996 were held through Offshore with the limited partners being Rio Grande Desert Oil Company ("Desert"), a Nevada corporation and wholly owned subsidiary of Drilling with a 79% limited partnership interest, Robert A. Buschman, Chairman of the Board with a 10% limited partnership interest and H. Wayne Hightower and H. Wayne Hightower, Jr. (collectively, "Hightowers") with 7% and 3% limited partnership interests, respectively. Drilling was the sole general partner with a 1% ownership interest. Prior to January 31, 1996, Buschman made capital contributions equivalent to his ten percent (10%) ownership interest in Offshore. Under the partnership agreement, however, Drilling was not entitled to reimbursement for general and administrative expenses associated with the properties such as costs and expenses associated with the maintenance of the books and records of Offshore or the preparation of any type of financial statement or report with respect to Offshore operations unless such documents were prepared by a third party.

         The limited partners agreed to restructure Offshore effective February 1, 1996, whereby the 20% limited partnership interest of Buschman and Hightowers would be redeemed and, as a result of a distribution to them in consideration for the redemption, Buschman and Hightowers would become proportionate individual working interest owners of the onshore oil and gas properties previously owned through their proportionate limited partnership interests in Offshore. The restructure also provided that the existing offshore oil and gas properties located offshore Louisiana ("OCS Properties") held by Offshore be conveyed into a new Texas limited partnership, Rio Grande GulfMex, Ltd. ("GulfMex"), with the same beneficial ownership in the OCS Properties as Offshore prior to the restructuring. Offshore is the sole general partner. The limited partnership agreement for GulfMex is substantially the same as the existing Offshore limited partnership agreement.

         As a result of the restructuring, Buschman and Hightowers individually own 20% of the onshore oil and gas properties leasehold working interests and a 20% limited partnership interest in GulfMex. Buschman and Hightowers no longer are limited partners in Offshore, however, Offshore remains in existence as a Texas limited partnership with Drilling as the general partner with a 1.25% partnership interest and Desert a 98.75% limited partner. Drilling has been operating many of the onshore leases where Buschman and the Hightowers will be the non-operating working interest owners. Buschman and the Hightowers, as working interest owners, will be subject to existing standard joint oil and gas operating agreements for each of the individual onshore leasehold interests. Offshore, Buschman and the Hightowers will each be subject to individual operating agreements with third party operators for non-operated oil and gas leasehold interests. With regard to the OCS Properties held by GulfMex, Offshore will receive a management fee of $500 per month for serving as the general partner of GulfMex. Since the OCS Properties are operated by a third party, the Company believes the expenses associated with administering the OCS Properties for GulfMex are nominal.

         As an additional consideration for the restructure, Buschman and Hightowers retained the right to participate in the acquisitions of oil and gas properties in those areas where Offshore had properties as of the effective date of the restructuring. Any participation in subsequent acquisition of oil and gas properties in those areas of mutual interest will be on a basis proportionate to the interests of Buschman and Hightowers in Offshore prior to the restructure. On March 26, 1996, Buschman and Hightowers exercised this right by purchasing their proportionate 20% interests in the $500,000 acquisition Offshore made of three gas wells located in Wheeler County, Texas.

         Under the Koch Agreement and pursuant to a Master Commodity Swap Agreement between the Company and Koch Oil Company, the Company has agreed to put in place a price risk protection program in the form of one or more swap, hedge, floor or collar agreements to be in place for the Company's net oil and gas production, using a 6:1 gas/oil ratio, so long as Koch owns any preferred stock in the Company. Subject to the conditions of the First Amendment with the lender, the Company is restricted to placing the following volume and pricing parameters for any commodity swap transactions of aggregate crude oil barrels equivalent, net to the Company's interest as follows:

         (a) For the period of November 1, 1996 through October 31, 1997, 700 Bbls oil equivalent at a base price of $20.09/Bbl;

         (b) For the period of November 1, 1997 through October 31, 1998, 600 Bbls oil equivalent at a base price of $20.06/Bbl;

         (c) For the period of November 1, 1998 through October 31, 1999, 500 Bbls oil equivalent at a base price of $20.23/Bbl.

         Effective February 1, 1997, Offshore's contract marketing entity entered into a one year sales contract with an independent oil purchaser to deliver up to an average of 650 bbl crude oil daily in Righthand Creek. The sales contract provides for a floor price of $20 per bbl and a ceiling price of $23.45 per bbl delivered from Righthand Creek. The price determination on the posted price of Louisiana Sweet Crude at St. James, Louisiana ("LLS") plus a posting bonus of $1.50 per bbl ("Bonus"). Under the terms of the sales contract, there is no penalty for under delivery of oil from Righthand Creek unless the LLS plus Bonus exceeds $23.45 per bbl. If the penalty clause is invoked, the amount of penalty due would computed as follows: the sum of 650 bbl daily crude oil contracted times the number of days in the month less the actual barrels delivered times the difference between LLS plus Bonus less $23.45. Although the Righthand Creek wells are currently producing less than the 650 bbl daily crude oil requirement, the LLS plus Bonus has been less than $23.45 per bbl.

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

         The Company has also agreed to enter into negotiations with Koch to enter into one or more marketing agreements for the purchase, sale and transportation of all oil and gas products produced by the Company so long as Koch owns a majority of the Series B Preferred Stock. The Company currently has a marketing agreement in place with another party, therefore the marketing agreement to be negotiated with Koch will become effective at such time when the existing contract expires. The marketing agreement to be negotiated with Koch shall be at arms-length, for a term of not less than five years and shall incorporate terms and conditions satisfactory to the Company and the lender.

         As a condition to consummating the Koch Agreement, Robert A. Buschman, Guy Bob Buschman, Koch and the Company executed a Stockholders Agreement ("Stockholders Agreement"). Under the terms of the Stockholders Agreement, if prior to January 18, 2002, either Buschman proposes to accept an offer to sell their shares of the Company's common stock, then either Buschman shall notify Koch regarding such offer and Koch may elect to participate in the sale of common stock on the same terms and conditions. Excluded from the limitations in the Stockholders Agreement are certain permitted transfers. Likewise, Koch may not sell any Series B Preferred Stock to an outsider, as defined in the agreement, without first offering the Series B Preferred Stock to the Buschmans. Pursuant to the Stockholders Agreement, the Buschmans also agreed to vote shares owned by them for any Koch nominees to the Board of Directors from and after conversion of the Series B Preferred Stock to Common Stock.

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

                  (d) either Buschman ceases to own more than 10% of outstanding common stock; or

                  (e)      five years.

         In March 1997, Offshore entered into a participation agreement ("Mortimer Agreement") with Mortimer Exploration Company ("Mortimer") which provided that Offshore assume a 38% participation in all costs associated with certain exploration prospects that Mortimer identified and presented to Offshore effective from January 1, 1997. The costs included overhead incurred by Mortimer in developing prospects, as well as any seismic and lease acquisitions. In connection with the Mortimer Agreement, Offshore committed to participate in drilling at least two wells, to be identified within a prospect area from Beauregard Parish, Louisiana to Montgomery County, Texas. A drillable prospect, as defined by the Mortimer Agreement, was any single prospect in the prospect area where the drainage area was sufficient to provide estimated reserves of at least 200,000 bbls oil equivalent. The Company invested approximately $274,000 in leasehold, geologic and seismic costs during the fiscal year ended January 31, 1998 in accordance with the Mortimer Agreement ("Mortimer Project"). A drilling requirement for one of the leaseholds obtained through a farmout required a March 1, 1998 commencement date by the working interest group or a $50,000 penalty would be assessed if the commencement date was missed. Since the Company's working capital was not adequate to fund its proportionate share of the drilling costs, the Company's Board of Directors accepted an offer from Buschman to acquire the Company's interest in the Mortimer Project in lieu of the Company being released and held harmless from any and all liability related to the Mortimer Agreement. The Company's investment in the Mortimer Project was expensed as leasehold abandonment.

         H. M. Shearin, Jr. and H. A. Abshier, Jr., non-employee Directors of the Company, served as consultants to the Company for the year ended January 31, 1997 and were paid total Directors compensation and Consultant fees of $30,000 and $30,200, respectively.

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

                  The Company filed a Form 8-K on July 23, 1998 which provided a Notice of Default and Acceleration from the Company's Senior Credit Facility.

         (c) No annual report or proxy material has been sent to the stockholders as of the date of this Form 10-KSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIO GRANDE, INC.

By: /s/ ROBERT A. BUSCHMAN
    ----------------------------------------------
         ROBERT A. BUSCHMAN, Chairman of the Board

Date:    August 24, 1998

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT A. BUSCHMAN         Chairman of the Board           August 24,  1998
------------------------------ (Principal Executive)
ROBERT A. BUSCHMAN             Officer and Director)


/s/ GUY R. BUSCHMAN            President and Director          August 24,  1998
------------------------------
GUY R. BUSCHMAN


/s/ GARY SCHEELE               Vice President and              August 24,  1998
------------------------------ Secretary/Treasurer
GARY SCHEELE                   (Principal Financial and
                               Accounting Officer)


/s/ H. M. SHEARIN, JR.         Director                        August 24, 1998
------------------------------
H. M. SHEARIN, JR.


/s/ RALPH F. COX               Director                        August 24, 1998
------------------------------
RALPH F. COX


/s/ HOBBY A. ABSHIER, JR.     Director                         August 24, 1998
------------------------------
HOBBY A. ABSHIER, JR.


/s/ R. ALLAN ALLFORD          Director                         August 24, 1998
------------------------------
R. ALLAN ALLFORD


/s/ DALE G. SCHLINSOG         Director                         August 24, 1998
------------------------------
DALE G. SCHLINSOG

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

22 The following list sets forth the name of each subsidiary or affiliate of the Company, with the State of incorporation as noted which are wholly-owned by the Company (except as noted):

                  Rio Grande Drilling Company, Texas corporation Rio Grande Desert Oil Company, Nevada corporation Rio Grande Offshore, Ltd., a Texas limited partnership Rio Grande GulfMex, Ltd., a Texas limited partnership (80% interest)

27       Financial Data Schedule (F-30).

99(a) Private Offering Memorandum of the Company dated August 27, 1995 (incorporated herein by reference from October 31, 1995 Form 10-QSB).

99(b) Comerica Bank - Texas letter dated February 18, 1998, regarding waiver letter concerning non-compliance with working capital covenant for month of November (incorporated herein by reference from March 25, 1998 Form 8-K).

99(c) Comerica Bank - Texas letter dated March 5, 1998, regarding Borrowing Base Deficiency Deferral/Waiver Letter concerning non-compliance with working capital covenant for month of December (incorporated herein by reference from March 25, 1998 Form 8-K).

99(d) Thompson & Knight, attorneys for Comerica Bank - Texas, letter dated July 8, 1998 regarding notice of default of Company to terms of the Senior Credit Facility and notice that all outstanding indebtedness is immediately due and payable (incorporated herein by reference from July 23, 1998 Form 8-K).

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Rio Grande, Inc.:

We have audited the consolidated balance sheet of Rio Grande, Inc. and Subsidiaries as of January 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended January 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rio Grande, Inc. and Subsidiaries as of January 31, 1998, and the results of their operations and their cash flows for the years ended January 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations and has net capital deficiencies. During 1998, the Company's primary lender indicated it will undertake proceedings to obtain collection for bank loans. At January 31, 1998, these circumstances raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                 KPMG PEAT MARWICK LLP



August 11, 1998
San Antonio, Texas

                        RIO GRANDE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                                          January 31, 1998
          Assets
Current assets:
  Cash and cash equivalents                                 $    340,133
  Trade receivables                                              836,843
  Prepaid expenses                                                16,854
                                                            ------------
          Total current assets                                 1,193,830
                                                            ------------

Property and equipment, at cost:
  Oil and gas properties, successful efforts method           26,760,906
  Transportation equipment                                       183,011
  Other depreciable assets                                       411,055
                                                            ------------
                                                              27,354,972
  Less accumulated depreciation, depletion and amortization  (18,307,996)
                                                            ------------
          Net property and equipment                           9,046,976
                                                            ------------

Other assets:
  Platform abandonment fund                                      363,618
  Other assets, net                                              500,118
                                                            ------------
                                                                 863,736
                                                            ------------
                                                            $ 11,104,542
                                                            ============

          Liabilities and Stockholders' Equity Current liabilities:
  Accounts payable                                             1,012,444
  Accrued expenses                                               226,119
  Long-term debt, reclassified as current                     13,251,871
                                                            ------------
          Total current liabilities                           14,490,434
                                                            ------------

Other accrued expenses                                           491,982
   Minority interest in limited partnership                      144,981

  Redeemable preferred stock, $0.01 par value; $10
   redemption value.  Authorized 1,700,000 shares; issued
    and outstanding 1,017,500 shares                          10,668,199

  Common stock of $0.01 par value. Authorized
    10,000,000 shares; issued and outstanding
    6,177,471 shares                                              61,774
  Additional paid-in capital                                     292,327
  Deficit                                                    (15,045,155)
                                                             -----------
          Total stockholders' equity (deficit)               (14,691,054)
                                                             -----------
                                                            $ 11,104,542
                                                            ============



See accompanying notes to consolidated financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                       Year Ended January 31,
                                                      1998               1997
                                                      ----               ----
Revenues:
     Oil and gas sales                           $  7,144,241       5,337,593
                                                 ------------     --------------

Costs and expenses:
     Lease operating and other production expense   3,449,429       2,394,318
     Dry hole costs and lease abandonments            294,265         821,982
     Depletion of oil and gas producing properties,
       including provision for impairments          15,339,295      1,637,634
     Depreciation and other amortization               229,872        305,414
     Provisions for abandonment expense                  --           140,800
     General and administrative                      1,614,783      1,297,010
                                                  ------------    --------------
       Total costs and expenses                     20,927,644      6,597,158
                                                  ------------    --------------
Loss from operations                               (13,783,403)    (1,259,565)
                                                  -------------   --------------

Other income (expense):
     Interest expense                               (1,139,232)      (695,580)
     Interest income                                    84,769         78,415
     Gain on sale of assets, net                       708,257        315,884
     Other, net                                         18,058           --
     Minority interest in earnings of limited
        partnership                                    (12,798)       (94,034)
                                                   ------------    -------------
       Total other income (expense)                   (340,946)      (395,315)
                                                   ------------    -------------

Loss before income taxes                           (14,124,349)    (1,654,880)

Income taxes                                             4,351            260
                                                   ------------    -------------

Net loss                                           (14,128,700)    (1,655,140)

Dividends on preferred stock                           855,700         32,877
                                                   ------------    -------------

Net loss applicable to common stock               $(14,984,400)    (1,688,017)
                                                  =============    =============

Loss per share,
     Basic and diluted                            $      (2.54)         (0.30)
                                                  =============    =============

Common shares outstanding,
     Basic and diluted                               5,890,767      5,552,760
                                                  =============    =============







See accompanying notes to consolidated financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity


                                                                       Total
                                            Additional   Retained  stockholders'
                                 Common      paid-in     earnings     equity
                                  stock      capital    (deficit)   (deficit)
                                 ------     ----------  ---------    -----------
Balance at January 31, 1996      55,528     1,029,338     771,562     1,856,428
  Net loss                         --          --      (1,655,140)   (1,655,140)

  Cash dividends on preferred
    stock                          --          --         (32,877)      (32,877)
                                 ------     ---------   ----------   -----------
Balances at January 31, 1997     55,528     1,029,338    (916,455)      168,411
   Net loss                        --          --     (14,128,700)  (14,128,700)

   Cash dividends on preferred
    stock                          --        (187,500)      --         (187,500)

   Dividends on Series B Preferred
      Stock - accretion of Series C
      Preferred  Stock             --         (68,949)      --          (68,949)

   Accrued dividends on Preferred
       Stock - Series A            --        (562,500)      --         (562,500)
                - Series C         --         (36,750)      --          (36,750)

   Proceeds from exercise of
     common stock warrants        6,246       118,688       --          124,934
                                 ------    ----------    ---------    ----------

Balances at January 31, 1998   $ 61,774       292,327 (15,045,155)  (14,691,054)
                                =======    ==========  ===========   ===========


















See accompanying notes to consolidated financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                      Year Ended January 31,
                                                      ---------------------
                                                     1998              1997
                                                     ----              ----
                                                  (unaudited)        (audited)

Cash flows from operating activities:
  Loss from continuing operations          $     (14,128,700)        (1,655,140)
  Adjustments to reconcile loss from continuing
    operations to net cash provided by (used in)
      operating activities:
     Depreciation and other amortization             229,872            305,414
     Depletion of oil and gas producing properties,
      including provisions for impairments        15,339,295          1,637,634
     Provision for abandonment expense                -                 140,800
     Gain on sale of assets                         (708,257)          (315,884)
     Minority interest in earnings of
      limited partnership                             12,798             94,034
     Decrease (increase) in trade receivables        971,820         (1,171,371)
     Decrease (increase) in prepaid expenses          19,965            (23,264)
     Increase (decrease) in accounts payable and
      accrued expenses                                36,464            498,686
     Increase (decrease) in other accrued expenses  (558,724)          (129,452)
                                                   ----------        -----------

Net cash used in continuing operating activities   1,214,533           (618,543)
                                                   ----------        -----------

Cash flows from investing activities:
  Purchase of oil and gas producing properties    (4,408,131)       (19,259,658)
  Additions to other property and equipment          (75,595)           (49,859)
  Net reductions in platform abandonment fund        638,345             33,607
  Additions to (deletion from) other assets          (22,863)           (12,870)
  Proceeds from sale of property and equipment     2,150,824            861,731
                                                   ----------        -----------

Net cash used in investing activities             (1,717,420)       (18,427,049)
                                                   ----------        -----------

Cash flows from financing activities:
  Additions to other assets                            -               (696,359)
  Proceeds from long-term debt                     1,152,619         19,436,045
  Repayment of long-term debt                     (1,262,057)        (9,758,950)
  Proceeds from issuance of common stock             124,934              -
  Proceeds from issuance of redeemable preferred
    stock                                              -             10,000,000
  Preferred stock dividends                         (220,377)             -
  Contributions from limited partners                 95,570              -
  Distributions to limited partners                  (93,000)          (134,081)
                                                   ----------        -----------

Net cash provided by (used in) financing activities (202,311)        18,846,655
                                                   ----------        -----------

Net decrease in cash and cash equivalents           (705,198)          (198,937)

Cash and cash equivalents at beginning of period   1,045,331          1,244,268
                                                   ----------        -----------

Cash and cash equivalents at end of period       $   340,133          1,045,331
                                                   ==========        ===========





See accompanying notes to consolidated financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997



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

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997

         Organization and Principles of Consolidation

                  The consolidated  financial statements include the accounts of
         Rio  Grande,   Inc.   (the   "Company")   and  its   subsidiaries   and
         majority-owned limited partnerships as follows:


                                    Form of                           Ownership
       Name                      Organization         Status           Interest
     -------                     ------------         ------           --------

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

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997

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

                  Capitalized costs of proved properties are periodically reviewed for impairment on a property-by-property basis, and, if necessary, an impairment provision is recognized to reduce the net carrying amount of such properties to their estimated fair values. Fair values for the properties are based on future net cash flows as reflected on the year end reserve report. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recognized a non-cash pre-tax charges against earnings of approximately $8,615,000 and $261,000 for the fiscal years ended January 31, 1998 and 1997, respectively, related to its oil and gas properties.

         Other Property and Equipment

                  Depreciation on other property and equipment is provided using the straight-line method over their estimated useful lives. Maintenance and repairs are expensed as incurred.

         Federal Income Taxes

                  The Company utilizes the asset and liability method to account for income taxes as prescribed by SFAS No. 109. Under this method, deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates expected to apply in future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                  The Company  files a  consolidated  Federal  income tax return
         with  its   subsidiaries,   including  the   operations   from  certain
         partnerships.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997

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

         Earnings Per Share

                  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. This standard, effective for financial statements issued for periods ending December 15, 1997, replaces the presentation of primary earnings per share with a presentation of basic earnings per share. This standard requires dual presentation of basic and diluted earnings per share on the face of the statement of operations.

                  Basic net earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding.

         Fair Value of Financial Instruments

                  Because of their maturities and/or interest rates, the Company's financial instruments have a fair value approximating their carrying value. These instruments include trade receivables and long-term debt, reclassified as current. The fair value of the redeemable preferred stock approximates its carrying value due to the timing of the issue of the redeemable preferred stock.

         Stock-Based Compensation

                  SFAS No. 123, "Accounting for Stock-Based Compensation," allows a Company to adopt a fair value based method of accounting for stock-based employee compensation plans or to continue to use the intrinsic-value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to account for stock-based compensation under the intrinsic-value method under the provisions of APB Opinion 25 and related Interpretations. Under this method, compensation expense is recognized for stock options when the exercise price of the options is less than the value attributed to the stock on the date of grant. The impact of SFAS No. 123 had no material effect on the Company's consolidated results of operations or financial condition.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997

         Recently Issued Accounting Pronouncement

                  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company believes that SFAS No. 131 will not have a material impact on its financial statements and disclosures.

                  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established standards of accounting and reporting for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets and liabilities in the statement of financial position and measures these instruments at fair value. This statement is effective for financial statements for periods beginning June 15, 1999. The Company believes that SFAS No. 133 will not have a material impact on its financial statements and disclosures.

         Hedging Transactions

                  The Company may enter into commodity derivative contracts for non-trading purposes as a hedging strategy to manage commodity prices associated with certain oil and gas sales and to reduce the impact of price fluctuations. The Company primarily uses collar arrangements for production on properties. While derivative financial instruments are intended to reduce the Company's exposure to declines in the market price of oil and natural gas, the derivative financial instruments may limit the Company's gain from increases in the market price of oil and natural gas. Income and costs related to these hedging activities are recognized in oil and gas revenues when the commodities are produced.

         Financial Statement Presentation

                  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

(2)      Sales Contract

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

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997

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

(3)      Acquisition of Oil and Gas Properties

                  On January 16, 1997, Offshore completed the acquisition of producing oil and gas properties in the Righthand Creek Field ("Righthand Creek") located in Allen Parish, Louisiana. The effective date of the Righthand Creek acquisition was November 1, 1996. The acquisition price for Righthand Creek was approximately $15.3 million for total estimated remaining proved producing reserves as of the effective date of approximately 2 million bbls of oil and 2 bcf natural gas net to Offshore's interest. The acquisition price was subject to adjustment under certain circumstances as described below. Due to timing of closing the acquisition, the revenues and related lease operating expenses for November 1996 through January 1997 were recorded as an adjustment to the acquisition price.
         Drilling is the operator for the Righthand Creek wells.

(4)      Platform Abandonment Fund

                  The existing oil and gas properties which are located in federal waters offshore Louisiana consist of a series of platforms for each "OCS" lease, each of which accommodate one or more producing oil and gas wells. Federal regulations mandate strict rules for the plugging and abandonment of the offshore wells and platforms. Due to the offshore locations, the costs related with such plugging and abandonment can be substantial; therefore, the operator of the offshore oil and gas properties has scheduled monthly deductions from production proceeds of the working interest owners of certain properties to fund the total estimated liability at the completion of the productive life of the

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997

         wells and platform. The amount deducted each month is based upon a ratio of that month's production to the estimated remaining proved producing reserves of each property. GulfMex's estimated ultimate plugging and abandonment requirements may increase due to inflation or other circumstances, or may decrease as a result of a sale of the platform with the buyer assuming plugging and abandonment liabilities. During the fiscal year ended January 31, 1998, Eugene Island Block 343's wells and platform were plugged and abandoned. GulfMex funded approximately $64,000 in excess of its abandonment escrow for its portion of the abandonment liability for that platform. The operator estimates the total plugging and abandonment liability for the remaining platforms in which GulfMex or Offshore own interests and wells to be approximately $835,000 of which $492,000 has been accrued. GulfMex's abandonment escrow account as of January 31, 1998 is approximately $364,000.

(5)      Long-Term Debt and Going Concern

         Long-term debt consists of the following:
         Senior indebtedness ("Senior Credit Facility")             $13,178,002
         Vehicle loans                                                   73,869
                                                                    ------------
                                                                    $13,251,871
                                                                    ============

                  Effective January 16, 1997, the Company and Drilling executed the First Amendment to the Senior Credit Facility ("First Amendment") with Comerica Bank - Texas (the "Bank") which provided for the increase of the Senior Credit Facility to $50 million and the increase of the Borrowing Base to approximately $17 million on that date. The Borrowing Base was initially subject to monthly reductions of $333,000 beginning April 1, 1997 to continue until the next determination of the Borrowing Base on February 1, 1998. The First Amendment also provided for extending the maturity date of the Senior Credit Facility to February 1, 2000.

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

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997

         Borrowing Base will be subject to the senior lender's prime rate plus 0.5% calculated on actual days of a year consisting of 365 days unless written notice is provided to the bank to elect an amount to be converted to a Eurodollar rate determination. The Company can select any amount of the outstanding principal under the Borrowing Base to be converted into recurring terms of 30, 60, 90 or 180 day periods. The interest rate is based on the time period selected plus an incremental margin payable to the senior lender equivalent to 2.25%. Interest under the Eurodollar rate is determined on actual days of a year consisting of 360 days. For any unused portion of the Borrowing Base, a commitment fee of 3/8ths of one percent per annum will be charged to the Company. The outstanding principal balance of the Senior Credit Facility was approximately $13,178,000 at January 31, 1998.

                  The Company received a Borrowing Base Determination Notice in January 1998 advising the Company that effective February 1, 1998, the Company's Borrowing Base had been redetermined to be $6,500,000. The balance of the Company's outstanding indebtedness with Comerica Bank - Texas (the "Bank"), its senior lender, approximately $13,178,000, exceeded the Borrowing Base by approximately $6,678,000 (the "Deficiency"). Under the terms of the Senior Credit Facility, the Bank gave notice to the Company to either provide the Bank with additional collateral to increase the Borrowing Base, or reduce the outstanding balance of the Company's indebtedness to an amount less than or equal to the redetermined Borrowing Base.

                  The Company entered into a subsequent letter agreement with the Bank in March 1998 which extended to the close of business on Friday, April 3, 1998, the time by which the Company must eliminate the Deficiency in the manner set forth above or reach other accommodation with the Bank. For and in consideration of the extension to April 3, 1998, the Company agreed to execute certain supplemental documents pertaining to collateral properties; pay an extension fee of $25,000 on or before April 3, 1998; terminate its ability to utilize the
         Eurodollar Rate Option under the Loan Agreement; increase the applicable interest rate to prime rate plus three percent; execute a letter waiving compliance with the working capital covenant for the month of November 1997; pay the Bank specified legal and engineering expenses and furnish the Bank with copies of any agreements related to any proposed refinancing.

                  The Company has received from the Bank, a "Notice of Defaults and Events of Default" whereby the Bank has declared the entire outstanding principal balance of the Senior Credit Facility and all interest accrued thereon to be immediately due and payable. In addition, the Bank has advised that it intends to pursue all remedies that are available in law and in equity, including but not limited to, foreclosure proceedings in order to collect all amounts due.

                  The Bank has also submitted "Letters in Lieu of Transfer Order and Division Order" to certain purchasers and marketing entities of the Company's oil and gas products. The Letters in Lieu direct such purchasers to make payments for the settlement of purchased products directly to the Bank.

                  The Company is currently negotiating the sales of certain or all of its oil and gas properties; however, any significant sale of oil and gas properties outside of a bankruptcy proceeding requires stockholder approval, which in turn requires the preparation of circulation of a Proxy Statement or

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997

         Information   Statement   (the   "Statement")   and  the   passage   of
         approximately twenty days between the mailing of the Statement and the ability to effectuate any such sale.

                  On August 11,  1998,  the Company was  notified  that the Bank initiated foreclosure proceedings with regard to the Company's Texas properties by posting the properties for foreclosure. Under applicable law, such foreclosure is scheduled to occur on September 1, 1998. The Company is continuing its discussions with the Bank in an effort to identify and conclude an alternative transaction which might address and resolve in a mutually satisfactory manner the Company's default under the Senior Credit Facility. However, while those discussions are continuing, no agreement has been reached and no assurance can be given that any agreement will be reached which would cause the Bank to refrain from pursuing foreclosure on September 1, 1998. The Bank has not advised the Company of its intentions with regard to other properties owned by the Company and pledged to secure the Bank's indebtedness. In addition to evaluating and pursuing alternative transactions in an effort to address the Bank's requirements, the Company continues to consider other alternatives, including, but not limited to, non-traditional financing transactions and seeking protection under the federal bankruptcy laws. No assurances can be given that the Company can identify a transaction acceptable to the Bank or that if any such transaction can be identified, that it can be documented and concluded successfully or in a timely manner. Any of the transactions or occurrences described above would likely result in nominal or no value being afforded to the interests of existing holders of the Company's common stock.

                  Interest expense paid during the years ended January 31, 1998 and 1997, was approximately $1,139,000 and $695,000, respectively. The average interest rate for the years ended January 31, 1998 and 1997 was approximately 8.2% and 9.8%, respectively.

(6)      Income Taxes

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

                  There was no federal income tax expense for the years ended January 31, 1998 and 1997 as a result of the operating losses incurred. State income tax for the years ended January 31, 1998 and 1997 was approximately $4,350 and $260, respectively.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997

         The Company has significant tax  carryforwards  available to reduce its
future  tax  liability.   The  following  table  summarizes  the  Company's  tax
carryforwards at January 31, 1998:

          Description                          Amount          Expiration Date

          Federal net operating losses      $26,356,000        1999 through 2013
          State net operating losses          7,835,000             Various
          Alternative minimum tax credits        15,000               None

                  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 1998 and 1997 are as follows:


                                                    1998            1997
                                                    ----            ----
Deferred tax liabilities:
  Property, plant and equipment,
    principally due to differences in
    depreciation, depletion and
    amortization                             $       -             474,000
                                             ------------          ----------

Deferred tax assets:
  Property, plant and equipment,
    principally due to difference in
    depreciation, depletion and
    amortization                                2,478,000              -
Net operating loss carryforwards               10,368,000        6,597,000
General business credit
    carryforwards                                    -              54,000
Alternative minimum tax credit
    carryforwards                                  15,000           15,000
Deferred abandonment costs and
    other                                         140,000          140,000
                                             -------------       -----------
    Total gross deferred tax assets            13,001,000        6,806,000
                                             -------------       -----------
    Total net deferred tax assets              13,001,000        6,332,000

    Less valuation allowance                   13,001,000       (6,332,000)
                                             -------------       -----------
    Net deferred tax asset                  $       -                  -
                                             =============       ===========

                  A valuation allowance has been established to decrease total gross deferred tax assets to the amount of the total gross deferred tax liabilities due to the uncertainties involved in the ultimate realization of the deferred tax assets. The valuation allowance increased by approximately $6,669,000

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997

         in 1998 and decreased approximately $663,000 in 1997 due to the change in the corresponding gross deferred tax assets and liabilities.

                  No federal income taxes were paid during the years ended January 31, 1998 and 1997.

(7)      Redeemable Preferred Stock

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

                  Series A Preferred Stock. Pursuant to the Koch Private Placement, 500,000 shares of Series A Preferred Stock were initially issued by the Company at $10 per share. Holders of the Series A
         Preferred Stock, which has a face value of $10, are entitled to receive, out of funds legally available, cumulative dividends at the rate of 15% of the face value payable on the first day of February, May, August and November of each year. The first dividend payment of $220,377 was paid May 1, 1997, and included pro-rata dividends from the date of issuance on January 16, 1997 to May 1, 1997. The Company's Board of Directors declared dividends be paid for the August 1, 1997 dividend payment date; however, due to the Company's inadequate working capital, the dividend was not paid. Dividends on the Series A Preferred Stock have not been declared for the November 1997 through May 1998 dividend payment dates. As of January 31, 1998, accrued dividends for holders of Series A Preferred Stock is approximately $562,500 which has been added to the redeemable preferred stock capital account.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997

                  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders up to an amount equal to the aggregate face value of the then outstanding Series A Preferred Stock plus accrued but unpaid dividends before any payment shall be made to the holders of Series B and Series C Preferred Stock and the common stockholders. The Company's merger, consolidation or any other combination into another corporation, partnership or other entity which results in the exchange of more than 50% of the voting securities of the Company requires the consent of the majority of the holders of the Series A Preferred Stock, however, the holders of the Series A Preferred Stock are not entitled to any other voting rights.

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

                  Series B Preferred Stock. Pursuant to the Koch Private Placement, 500,000 shares of Series B Preferred Stock were issued by the Company for consideration of $10 per share. Holders of the Series B Preferred Stock, which has a face value of $10 per share, are entitled to receive, out of funds legally available, cumulative dividends at the rate of .035 shares of Series C Preferred Stock per quarter, which also has a face value of $10 per share. The dividend payment date for the Series B Preferred Stock is the first day of February, May, August and November of each year. Dividends on the Series C Preferred Stock are payable in preference and priority to payment of dividends on the Series B Preferred Stock.

                  On the first dividend payment date of May 1, 1997, 17,500 shares of Series C Preferred Stock were issued to Koch as dividend on the Series B Preferred Stock. The Company's Board of Directors declared a dividend on the Series B Preferred Stock for the August 1, 1997 dividend payment date; however, the 17,500 shares of Series C Preferred Stock have not been issued to Koch. Dividends due on the Series B Preferred Stock have not been declared for the dividend payment dates of November 1997 through May 1998. The Series B Preferred Stock dividends are payable in shares of Series C Preferred Stock which have a liquidation value of $10 per share at maturity January 16,2002. The liquidation value of each share of Series C Preferred Stock is accreted, as accrued dividends, from the date of issue to maturity. The accrued dividends attributable to such accretion value are approximately $68,900 as of January 31, 1998, which have been added to the redeemable preferred stock capital account.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997

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

                  Holders of Series B Preferred Stock have the option and right at any time upon the surrender of certificates representing Series B Preferred Stock to convert each share of Series B Preferred Stock into
         5.26795 fully paid and nonassessable shares of common stock of the Company, subject to adjustment as set forth in the Certificate. The holders of Series B Preferred Stock have certain anti-dilutive rights such that if any additional shares of common stock are issued by the Company at any time after January 16, 1997 but before conversion of any Series B Preferred Stock is converted and if the issue price per share of common stock is less than the then applicable conversion price, as defined in the Certificate, holders of the Series B Preferred Stock will be granted an adjustment to the number of shares of common stock issuable upon conversion. The initial conversion price per share

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997

         is $1.898. The initial number of fully diluted shares at January 16, 1997 was 10,974,895, which was the sum of common shares then currently issued and outstanding, shares of common stock then reserved for current and future option plans, plus shares then reserved for the exercise of warrants granted to certain subordinated debt holders on September 27, 1995 and those shares which are reserved pursuant to conversion rights of the Series B Preferred Stock. The aggregate number of shares of common stock into which the Series B Preferred Stock can initially be converted is 2,633,975 shares, subject to adjustment from time to time as set forth in the Certificate.

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

                  The Company is currently in arrears on four consecutive dividend payments on the Series A, Series B and Series C Preferred Stock. As of August 7, 1998, Koch has not given notice to the Company of their election to exercise rights to cast votes equivalent to 51% of the current outstanding shares of common stock of the Company. As more fully described below, Koch also has the right to convene a special meeting of the stockholders at which Koch would have the right to elect a majority of the number of directors constituting the Company's Board of Directors. Koch to date has not invoked such rights.

                  Board of Directors. The holders of Series B Preferred Stock shall have the right to nominate and elect to the Company's Board of Directors nominees representing not less than one-third of the number of members constituting the Board of Directors so long as there are more than 200,000 shares of Series B Preferred Stock issued and outstanding.

                  If at any time there are less than 200,000 issued and outstanding shares of Series B Preferred Stock, the holders shall have the right to elect only one director to the Company's Board of Directors. If at any time the Company is in arrears in whole or in part with regard to quarterly dividends and such nonpayment remains in effect for three consecutive quarters or, if a significant event (as defined in the Certificate) occurs, the holders have the right at any annual or special meeting of the stockholders to nominate and elect such number of individuals as shall after the election represent a majority of the number of directors constituting the Company's Board of Directors. A significant event shall mean and be deemed to exist if (i) the Company files a voluntary petition, or there is filed against the Company an involuntary petition, seeking relief under any applicable bankruptcy or insolvency law, (ii) a receiver is appointed for any of the Company's properties or assets, (iii) the Company makes or consents to the making of a general assignment for the benefit of creditors or
         (iv) the Company becomes insolvent or generally fails to pay, or admits in writing its inability or unwillingness to pay,

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997

         its debts as they become due. At such time that there is a cure or waiver received in writing from the holders of a majority of the Series B Preferred Stock, the additional board members elected by the holders shall be removed from the Company's Board of Directors.

                  Series C Preferred Stock. The holders of Series C Preferred Stock, which has a face value of $10, are entitled to receive cumulative dividends, out of funds legally available, at the rate of 14% of the face value payable on the first day of February, May, August and November of each year. No shares of Series C Preferred Stock were initially issued in connection with consummation of the sale of the Series A and Series B Preferred Stock pursuant to the Koch Private Placement. On May 1, 1997, 17,500 shares of Series C Preferred Stock were issued as dividends on the Series B Preferred Stock. The Company's Board declared a dividend payment of $6,125 on the Series C Preferred Stock effective August 1, 1997; however, due to the Company's inadequate working capital, the cash dividend payment due on August 1, 1997 was not made. No subsequent dividends have been declared or paid for the Series C Preferred Stock. As of January 31, 1998, accrued dividends of $36,750 has been added to the redeemable preferred stock capital account.

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

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997

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

                  The Company has limited rights to postpone or avoid the demand registration obligations contained in the Registration Rights Agreement under certain circumstances, such as when the Company is already preparing a registration statement when a demand is received, when the Board of Directors shall determine in good faith that an offering would interfere materially with a pending or contemplated financing, merger, sale of assets, recapitalization or other similar corporate action of the

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997

         Company, or when the Company's Board of Directors shall determine in good faith that the disclosures required in connection with such a registration could reasonably be expected to materially adversely affect the business or prospects of the Company.

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

(8)      Common Stock

                  As discussed in Note 1, the Company has elected to account for stock-based compensation under the intrinsic-value method under the provisions of APB Opinion 25. SFAS No. 123 had no impact on the Company's consolidated results of operations or financial condition.

         Common Stock Options

                  As of January 31, 1998, options for a total of 270,000 shares of common stock at exercise prices (not less than fair market value at the time the options were issued) of $0.385 to $0.40 per share granted, pursuant to the 1986 Non-Qualified Stock Option Plan and 1986 Incentive Stock Option Plan ("collectively the "86 Plans") remained outstanding. All outstanding options under the 86 Plans shall remain in effect until they have been exercised or have expired.

                  On June 1, 1995, the Company adopted the 1995 Non-Qualified Stock Option Plan and 1995 Incentive Stock Option Plan to replace the 86 Plans, under which a total of 1,025,000 shares of common stock has been reserved. As of January 31, 1998, options for a total of 170,000 shares of common stock at an exercise price (not less than fair market value at the time the options were issued) of $0.34 to $0.45 per share have been granted, of which none have been exercised. All outstanding options were exercisable at January 31, 1998. The re-election of the non-employee nominees as directors of the Company at the Annual Meeting will entitle each such nominee options to purchase 5,000 shares of the Company Stock at an approximate price of $0.20, however the exact option price will not be determined until after the Annual Meeting and the selection of the new Compensation and Stock Option Committee.

         Common Stock Warrants

                  On September 27, 1995, the Holders of the Notes were issued warrants which provide for the purchase of up to 1,388,160 shares of Class A Common Stock, par value $0.01 per share at an exercise price of $0.40 per share, subject to adjustment under certain circumstances. The exercise

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997

         price of the warrants was reduced from the initial $0.40 per share to $0.20 per share in connection with the amendments and modifications necessary to finalize the Senior Credit Facility. The warrants expire September 30, 2002. During the fiscal year ended January 31, 1998, 624,672 warrants to purchase common stock were exercised at $0.20 per share for total consideration of $124,934. A total of 763,488 warrants remains outstanding at January 31, 1998.

(9)      Related Party Transactions

                  One of the limited partners in GulfMex is Robert A. Buschman, Chairman of the Board of the Company. Buschman has made capital contributions equivalent to his ten percent (10%) ownership interest in GulfMex.

                  The Company obtained the consent of the Holders to restructure Offshore in order to permit the Company to realize certain efficiencies through the proportionate allocation of working interest expenses and overhead to the minority limited partners of GulfMex. As a result of the restructuring, Buschman and the Hightowers became proportionate individual working interest owners of the onshore oil and gas properties previously owned by them through their proportionate limited partnership interests in Offshore. The offshore oil and gas properties held by Offshore were conveyed to GulfMex, a newly formed Texas limited partnership, which holds the same beneficial ownership in the offshore oil and gas properties as Offshore held prior to the restructure.
         Offshore is the sole general partner of GulfMex. The limited partnership agreement for GulfMex is substantially the same as the existing Offshore limited partnership agreement.

                  As a result of the restructuring, Buschman and the Hightowers directly own (1) 20% of the onshore leasehold working interests formerly owned by them through Offshore; and (2) a 20% limited partnership interest in GulfMex. Buschman and the Hightowers no longer are limited partners in Offshore; however, the reorganized Offshore remains in existence as a Texas limited partnership with Drilling as the general partner with a 1.25% partnership interest and Desert with a 98.75% limited partnership interest.

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

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997

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

                  In March 1997, Offshore entered into a participation agreement ("Mortimer Agreement") with Mortimer Exploration Company ("Mortimer") which provided that Offshore assume a 38% participation in all costs associated with certain exploration prospects that Mortimer identified and presented to Offshore effective from January 1, 1997. The costs included overhead incurred by Mortimer in developing prospects, as well as any seismic and lease acquisitions. In connection with the Mortimer Agreement, Offshore committed to participate in drilling at least two wells, to be identified within a prospect area from Beauregard Parish, Louisiana to Montgomery County, Texas. A drillable prospect, as defined by the Mortimer Agreement, was any single prospect in the prospect

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997

         area where the drainage area was sufficient to provide estimated reserves of at least 200,000 bbls oil equivalent. The Company invested approximately $274,000 in leasehold, geologic and seismic costs during the fiscal year ended January 31, 1998 in accordance with the Mortimer Agreement ("Mortimer Project"). A drilling requirement for one of the leaseholds obtained through a farmout required a March 1, 1998 commencement date by the working interest group or a $50,000 penalty would be assessed if the commencement date was missed. Since the Company's working capital was not adequate to fund its proportionate share of the drilling costs, the Company's Board of Directors accepted an offer from Buschman to acquire the Company's interest in the Mortimer Project in lieu of the Company being released and held harmless from any and all liability related to the Mortimer Agreement. The Company's investment in the Mortimer Project was expensed as leasehold abandonment.

(10)     Major Customers and Other Information

                  The Company had two purchasers that accounted for $6,523,072 and $372,249 of production revenue for the year ended January 31, 1998 and accounted for 79% of the trade receivables balance at January 31, 1998.

                  Rental  expense  under an  operating  lease for office  space,
         which  terminates  July  31,  1998,  was  approximately   $122,000  and
         $115,000, for the years ended January 31, 1998 and 1997, respectively.

                  Future minimum rental payments are approximately $59,000 for 1999.

(11)     Oil and Gas Activities (unaudited)

         Capitalized Costs Incurred Relating to Oil and Gas Producing Activities

                  The following tables set forth the aggregate capitalized costs and accumulated depreciation, depletion, and amortization for oil and gas properties, all of which are proved, at January 31, 1998 and 1997.


                                           1998                       1997
                                    -------------------       ------------------
Capitalized costs of proved
  properties                    $           26,760,906               24,976,467
Accumulated depreciation,
depletion and amortization                 (17,914,860)              (3,768,705)
                                   -------------------         ----------------
Net capitalized costs                        8,846,046               21,207,762
Less minority interest of
  limited partner                              128,837                   63,366
                                   -------------------         ----------------
Net to Company                  $            8,717,209               21,144,396
                                   ===================         ================

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997



                  For the year ended January 31, 1998 and 1997, the following costs were incurred:


                                          1998                       1997
                                   -------------------         ----------------
Producing properties        $            4,089,276               19,259,658
Exploratory properties                     318,855                  552,300
                                   -------------------         ----------------
Total                       $            4,408,131               19,811,958
                                   ===================         ================

         Results of Operations from Oil and Gas Producing Activities

                  The following tables set forth the results of operations for oil and gas producing activities in the aggregate for the years ended January 31, 1998 and 1997. All of the Company's oil and gas producing properties are located in the United States.


                                               1998                 1997
                                                ----                 ----

Oil and gas sales                   $          7,144,241           5,337,593
Lease operating expenses                      (3,449,429)         (2,394,318)
Dry hole costs and lease abandonments           (294,265)           (821,982)
Provision for abandonment                          -                (140,800)
Depletion and impairment                     (15,339,295)         (1,637,634)
                                        -----------------    ----------------
Pretax results of operations                 (11,938,748)            342,859
Income tax expense (benefit)                       4,351                (260)
                                        -----------------    ----------------
Results of operations from oil and gas
  producing activities  (excluding corporate
  overhead and interest costs)               (11,943,099)            342,599
Less minority interest of limited partners        12,798              94,034
                                        -----------------    ----------------
Net to Company                       $       (11,955,897)            248,565
                                        =================    ================

         Estimated Quantities of Proved Oil and Gas Reserves

                  The following table represents the Company's estimate of its proved oil and gas reserves, developed and undeveloped, as of January 31, 1998 and 1997. The reserve estimates have been prepared by independent petroleum reserve engineers . Reserve estimates for producing oil and gas properties are inherently imprecise. Even more imprecise are reserve estimates for new discoveries.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997



                                                      Consolidated
                                      ------------------------------------------
                                         Oil/Condensates               Gas
                                      ---------------------     ----------------
                                           (Bbls)                     (Mmcf)
Proved Reserves:
  Balance at January 31, 1996           1,740,954                      4,943
    Acquisitions                        3,125,070                      4,080
    Production                           (118,179)                    (1,117)
    Revisions of previous estimates      (562,668)                     2,310
                                       ------------              -------------
Balance at January 31, 1997             4,185,177                     10,216
    Acquisition                            38,662                        291
    Production                           (230,444)                    (1,039)
    Revisions of previous estimates    (2,449,277)                    (4,486)
                                       ------------              -------------
  Balance at January 31, 1998           1,544,118                      4,982
                                       ============              =============

         Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

                  The following table sets forth the computation of the standardized measure of discounted future net cash flows relating to proved reserves for 1998. The standardized measure is the estimated excess future cash inflows from proved reserves less estimated future production and development costs, estimated future income taxes and a discount factor. Future cash inflows represent expected revenues from production of year-end quantities of proved reserves based on year-end prices and fixed and determinable future escalation provided by contractual arrangements in existence at year-end. Escalation based on inflation, federal regulatory changes, and supply and demand are not considered. Estimated future production costs related to year-end reserves are based on year-end costs. Such costs include, but are not limited to, production taxes and direct operating costs. Inflation and other anticipatory costs are not considered until the actual cost change takes effect. Estimated future income tax expenses are computed using the appropriate year-end statutory tax rates. Consideration is given for the effects of operating loss carryforwards, permanent differences, tax credits and allowances. A discount rate of 10% is applied to the annual future net cash flows after income taxes.

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

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997


                                           January 31,           January 31,
                                               1998                   1997
                                          Consolidated           Consolidated
                                          --------------        ----------------
Future cash inflows                    $     37,065,200           127,237,500
Future production costs                     (12,496,800)          (22,575,900)
Future development costs                     (3,260,700)           (8,286,100)
Future provision for abandonment in
  excess of revenue deductions                 (146,500)             (394,700)
                                          ---------------       ----------------
Future net cash flows before income tax
  expense                                    21,161,200            95,980,800
Future income tax expense, after
  consideration of the effect of net
  operating loss carryforwards                   -                 (2,984,600)
                                          ---------------        ---------------
Future net cash flows                        21,161,200            92,996,200
Future net cash flows 10% annual
  discount to reflect timing of net cash
  flows                                      (6,565,800)          (30,440,600)
                                          ---------------        ---------------
Standardized measure of discounted
 future net cash flows relating to proved
 reserves                              $     14,595,400            62,555,600
                                          ===============        ===============

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997



                                          January 31,           January 31,
                                             1998                   1997
                                         Consolidated           Consolidated
                                       -----------------      ----------------
Changes in discounted net cash flows:
Beginning of Year                     $     62,555,600             9,226,100
                                       ---------------          ----------------
Increase (decrease):
  Purchase of minerals in place               -                   35,455,900
  Additions to proved reserves               2,523,200                 -
  Accretion of discount and other           14,367,200             2,700,700
  Sales of oil and gas net of production
    costs                                   (3,694,800)           (2,943,300)
  Revisions of previous estimates
    Changes in prices                      (27,800,400)           23,048,500
    Changes in quantities                  (30,370,800)           (7,463,800)
    Changes in estimated income taxes       (2,984,600)            2,531,500
                                        ---------------         ----------------
  Net increase (decrease)                  (47,960,200)           53,329,500
                                        ---------------         ----------------
  End of year                         $     14,595,400            62,555,600
                                        ===============         ================