Form 10QSB
period 1998-07-31
RIO GRANDE INC /DE/
filed 1998-09-14
CIK 352964

---------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

  [root]            QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
---------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1998

                                       OR

____               TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Transition Period From.................... to....................

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

                                -----------------

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

At September 1, 1998 there were 6,177,432 shares of the registrant's common stock outstanding.
       ------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (unaudited)

                                                                  July 31, 1998
                                                                  -------------
         Assets
Current assets:
  Cash and cash equivalents                                        $    286,986
  Trade receivables                                                     552,385
  Prepaid expenses                                                       37,247
                                                                   ------------
         Total current assets                                           876,618
                                                                   ------------
Property and equipment, at cost:
  Oil and gas properties, successful efforts method                  26,825,517
  Transportation equipment                                               92,875
  Other depreciable assets                                              411,055
                                                                   ------------
                                                                     27,329,447
  Less accumulated depreciation, depletion and amortization         (18,911,037)
                                                                   ------------
         Net property and equipment                                   8,418,410
                                                                   ------------

Other assets:
  Platform abandonment fund                                             355,843
  Other assets, net                                                     414,077
                                                                    -----------
                                                                        769,920
                                                                   $ 10,064,948
                                                                   ============
         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                      752,388
  Accrued expenses                                                      567,351
  Long-term debt                                                     13,200,970
                                                                   ------------
         Total current liabilities                                   14,520,709
                                                                   ------------
  Other accrued expenses                                                511,675
  Minority interest in limited partnership                              152,764

  Redeemable preferred stock, $0.01 par value; $10
    redemption value.  Authorized 1,700,000 shares; issued
    and outstanding 1,017,500 shares                                 11,185,613

  Common stock of $0.01 par value. Authorized
    10,000,000 shares; issued and outstanding
    6,073,320 shares                                                     61,774
  Deficit                                                           (16,367,587)
                                                                    -----------
         Total stockholders' deficit                                 (5,120,200)
                                                                    -----------
                                                                   $ 10,064,948
                                                                   ============



See accompanying notes to consolidated financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (unaudited)


                                      Three Months            Six Months
                                        Ended                   Ended
                                       July 31,                July 31,
                                ------------------------   -------------------
                                  1998         1997        1998          1997
                                  ----         ----        ----          ----
Revenues:
     Oil and gas sales        $  1,127,521   1,804,339   2,307,062    3,738,565
                                ----------   ---------   ---------    ----------

Costs and expenses:
     Lease operating and
       other production expense    529,534    936,563    1,289,241    1,772,623
     Dry hole costs and lease
       abandonments                  8,224         63       89,304           63
     Depletion of oil and gas
       producing properties, including
       provision for impairments   148,320    633,823      629,930    1,228,456
     Depreciation and other
       amortization                 53,498     60,532      109,953      117,898
     Provisions for abandonment
       expense                      11,100     10,500       22,200       21,000
     General and administrative    372,116    431,712      745,423      804,593
                                 ---------- ----------  -----------   ----------
       Total costs and expenses  1,122,792  2,073,193    2,886,051    3,944,633
                                 ---------- ----------  -----------   ----------

Gain from operations                 4,729   (268,854)    (578,989)    (206,068)
                                 ---------- ----------   ----------   ----------

Other income (expense):
     Interest expense             (383,652)  (285,269)    (754,787)    (546,250)
     Interest income                 4,480     19,820        4,983       50,969
     Gain on sale of assets, net   (10,289)    11,775      252,074       11,775
     Other, net                      3,192        608        2,714        9,934
     Minority interest in earnings
       of limited partnership       (6,676)    (9,145)     (17,325)     (30,945)
                                 ----------- ---------    ----------   ---------

       Total other income
        (expense)                 (392,945)  (262,221)    (515,341)    (504,517)
                                 ----------- ----------   ----------   ---------

Loss before income taxes          (388,216)  (531,065)  (1,091,330)    (710,585)
Income taxes                         1,757     57,176        6,013       59,018
                                  ---------- ----------  ----------   ----------
Net loss                          (389,973)  (588,241)  (1,097,343)    (769,603)

Dividends on preferred stock      (266,978)  (200,258)    (517,414)    (400,358)
                                  ----------  ---------  -----------   ---------

Net loss applicable to common
       stock                  $   (656,951)  (788,499)  (1,614,757)  (1,169,961)
                                  =========  =========  ===========  ===========

Loss per share,
     Basic and diluted        $      (0.11)     (0.14)       (0.26)       (0.20)
                                  =========  =========  ============  ==========

Common shares outstanding,
     Basic and diluted           6,177,432  5,800,592    6,177,432    5,737,401
                                 ========== ==========   =========    ==========



See accompanying notes to consolidated financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)

                                                          Six Months
                                                            Ended
                                                           July 31,
                                                      1998           1997
                                                      ----           ----
Cash flows from operating activities:
  Loss from continuing operations             $     (1,097,343)     (769,603)
  Adjustments to reconcile loss from
       continuing operations to net cash
       provided by operating activities:
     Depreciation and other amortization               109,953       117,898
     Depletion of oil and gas producing properties     629,930     1,228,456
     Provision for abandonment expense                  22,200        21,000
     Gain on sale of assets                           (252,074)      (11,775)
     Minority interest in earnings of limited
       partnership                                      17,325        30,945
     Decrease (increase) in trade receivables          284,458       822,142
     Decrease (increase) in prepaid expenses           (20,393)      (96,197)
     Increase (decrease) in accounts payable and
       accrued expenses                                 81,176       481,086
     Increase (decrease) in other accrued platform
       abandonment expense                              (2,507)       (8,519)


Net cash provided by (used in) continuing operating
       activities                                     (227,275)    1,815,433
                                                      ---------    ---------

Cash flows from investing activities:
  Purchase of oil and gas producing properties        (268,227)   (2,950,174)
  Purchase of other property and equipment                -          (70,035)
  Deletions from (additions to) platform abandonment
       fund                                              7,775        64,535
  Deletions from (additions to) other assets              -          (22,180)
  Proceeds from sale of property and equipment         495,024        26,017
                                                       -------       --------

Net cash provided by (used in) investing activities    234,572    (2,951,837)
                                                       -------     ----------

Cash flows from financing activities:
  Proceeds from long-term debt                            -          552,619
  Repayment of long-term debt                          (50,902)      (24,469)
  Cash dividends on preferred stock                       -         (220,377)
  Proceeds from issuance of common stock                  -           58,997
  Contributions from limited partners                     -           95,570
  Distributions to limited partners                     (9,542)      (61,400)
                                                        -------     -----------

Net cash provided by (used in) financing activities    (60,444)     (400,940)
                                                        -------     ------------

Net increase (decrease) in cash and cash equivalents   (53,147)     (735,464)

 Cash and cash equivalents at beginning of period      340,133     1,045,331
                                                       -------     -----------

Cash and cash equivalents at end of period            $286,986       309,867
                                                       ========     ==========

See accompanying notes to consolidated financial statements.

                        RIO GRANDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      Accounting Policies

         The accounting policies of Rio Grande, Inc. and Subsidiaries as set forth in the notes to the Company's audited financial statements in the Form 10-KSB Report filed for the year ended January 31, 1998 are incorporated herein by reference.

         The consolidated financial statements include the accounts of Rio Grande, Inc. (the "Company") and its subsidiaries and majority-owned limited partnerships as follows:

                                         Form of                Ownership
                    Name               Organization              Interest
                    ----               ------------             ----------

         Rio Grande Drilling Company   Texas Corporation            100%
         ("Drilling")

         Rio Grande Desert Oil Company Nevada Corporation           100%
         ("RG-Desert")

         Rio Grande Offshore, Ltd.     Texas Limited Partnership    100%
         ("Offshore")

         Rio Grande GulfMex, Ltd.      Texas Limited Partnership     80%
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

         In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial position and results of operations. Adjustments made for the six months ended July 31, 1998 are considered normal and recurring in nature.

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

         The Company recognized an $8.6 million non-cash writedown of oil and gas properties for the year ended January 31, 1998. The impairment loss was due primarily as a result of the shift in the reserve classification of Righthand Creek from proved to probable and possible based upon the determination that the field's primary source of energy is fluid expansion and not water drive. The decline in oil prices also contributed to the present value of future cash flows of proved oil reserves declining as of January 1, 1998. No adjustment for impairment has been made to the carrying value of the oil and gas properties during the six months ended July 31, 1998. The Company believes that the carrying value of the oil and gas properties approximates the current market value.

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

(2)      Recent Developments, Capital Resources and Liquidity

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

         Subsequently, the Company received from the Bank, a "Notice of Defaults and Events of Default" whereby the Bank declared the entire outstanding principal balance of the Senior Credit Facility and all interest accrued thereon to be immediately due and payable. In addition, the Bank advised the Company that it intended to pursue all remedies available in law and in equity, including but not limited to, foreclosure proceedings in order to collect all amounts due. The Bank also submitted "Letters in Lieu of Transfer Order and Division Order" to certain purchasers and marketing entities of the Company's oil and gas products. The Letters in Lieu directed such purchasers to make payments for the settlement of purchased products for specified oil and gas properties directly to the Bank.

         The Company is continuing to pursue the sales of certain or all of its oil and gas properties; however, any significant sale of oil and gas properties outside of a bankruptcy proceeding requires stockholder approval, which in turn requires the preparation and circulation of a Proxy Statement or Information Statement and the passage of approximately twenty days between the mailing of the Statement and the ability to effectuate any such sale.

         On August 11, 1998, the Company was notified that the Bank initiated foreclosure proceedings with regard to the Company's Texas properties by posting the properties for foreclosure. Under applicable law, such foreclosure was scheduled to occur on September 1, 1998. The Bank did not foreclose on the Texas properties on September 1, 1998. The Company is continuing its discussions with the Bank in an effort to identify and conclude an alternative transaction which might address and resolve in a consensual manner the Company's default under the Senior Credit Facility. However, while those discussions are continuing, no agreement has been reached and no assurance can be given that any agreement will be reached which would cause the Bank to refrain from again pursuing foreclosure on all of the Company's Texas properties, which represented approximately sixteen percent (16%) of the Company's revenues for the six months ended July 31, 1998, and/or pursuing remedies available to the Bank with respect to any of the Company's other oil and gas properties pledged as collateral for the loan. In addition to evaluating and pursuing alternative transactions in an effort to address the Bank's requirements, the Company continues to consider other alternatives, including, but not limited to, non-traditional financing transactions or seeking protection under the federal bankruptcy laws. No assurances can be given that the Company can identify a transaction acceptable to the Bank or that if any such transaction can be identified, that it can be documented and concluded successfully or in a timely manner. Any of the transactions or occurrences described above would likely result in nominal or no value being afforded to the interests of existing holders of the Company's common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  1.       Material Changes in Financial Condition

                           For the six months ended July 31, 1998, the Company incurred a net loss from operations before dividends on preferred stock of approximately $1,097,000 as compared to a net loss of approximately $770,000 for the six months ended July 31, 1997. This significant change is due primarily to decreased revenues associated with reduced production levels and lower oil prices as compared to 1997. Dividends of approximately $517,000 have been accrued for the benefit of preferred stockholders during the six months ended July 31, 1998. The quarterly dividends payable from August 1, 1997 through August 1, 1998 to Koch on the Series A , Series B and Series C Preferred Stock have not been paid.

                           The Company is currently in default under the terms of its Senior Credit Facility with the Bank. The principal balance of the Company's current outstanding indebtedness with the Bank is approximately $13,178,000.

                           On August 11, 1998, the Company was notified that the Bank initiated foreclosure proceedings with regard to the Company's Texas properties by posting the properties for foreclosure. Under applicable law, such foreclosure was scheduled to occur on September 1, 1998. The Bank did not foreclose on the Texas properties on September 1, 1998. The Company is continuing its discussions with the Bank in an effort to identify and conclude an alternative transaction which might address and resolve in a consensual manner the Company's default under the Senior Credit Facility. However, while those discussions are continuing, no agreement has been reached and no assurance can be given that any agreement will be reached which would cause the Bank to refrain from again pursuing foreclosure on all of the Company's Texas properties, which represented approximately sixteen percent (16%) of the Company's revenues for the six months ended July 31, 1998, and/or pursuing remedies available to the Bank with respect to any of the Company's other oil and gas properties pledged as collateral for the loan. In addition to evaluating and pursuing alternative transactions in an effort to address the Bank's requirements, the Company continues to consider other alternatives, including, but not limited to, non-traditional financing transactions or seeking protection under the federal bankruptcy laws. No assurances can be given that the Company can identify a transaction acceptable to the Bank or that if any such transaction can be identified, that it can be documented and concluded successfully or in a timely manner. Any of the transactions or occurrences described above would likely result in nominal or no value being afforded to the interests of existing holders of the Company's common stock.

                  2.       Material Changes in Results of Operations

                           Revenues and Lease Operating Expenses

                           Oil and gas sales decreased from approximately $3,739,000 for the six months ended July 31, 1997 to approximately $2,307,000 for the six months ended July 31, 1998. This decrease is due principally to a significant drop in the average unit price of oil from approximately $20 per bbl in the first six months of 1997 to approximately $16 per bbl in the same period in 1998.

                           Lease operating expenses have decreased from approximately $1.8 million in 1997 to approximately $1.3 million in 1998. Due to limited working capital availability during the six months ended July 31, 1998, the Company has incurred only those recompletion and operating expenses which are necessary to maintain leasehold interests and key producing properties.

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

                           The Company revises the unit-of- production rate annually based on the estimates of remaining proved reserves prepared by independent petroleum reserve engineers. Reserve estimates for producing oil and gas properties are inherently imprecise and may, therefore, change dramatically from year to year.

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

                           Based upon the evaluation of the net carrying values of the Company's oil and gas properties relative to future net cash flows, a charge of approximately $8.6 million to depletion expense was recorded as impairment loss for the fiscal year ended January 31, 1998.

                           Since the Company significantly reduced the net carrying values of its oil and gas properties as of January 31, 1998, the unit-of-production rate for the current fiscal year more closely approximates the depletion of the remaining producing reserves of the Company. Depletion expense for the six months ended July 31, 1998 was approximately $630,000 as compared to approximately $1.2 million for the six months ended July 31, 1997.

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

                           Sale of Leasehold Interests

                           The Company is currently negotiating the sales of certain or all of its oil and gas properties; however, any significant sale of oil and gas properties outside of a bankruptcy proceeding requires stockholder approval, which in turn requires the preparation and circulation of a Proxy Statement or Information Statement and the passage of approximately twenty days between the mailing of the Statement and the ability to effectuate any such sale. The Company has retained Energy Spectrum
                           Advisors, Inc. ("ESA") to assist the Company in selling the oil and gas properties. ESA prepared a sales brochure which details the terms and conditions of the proposed sale and has provided a list of prospective buyers for the Company's leasehold interests.

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

                           No assurances can be given that the Company can identify a transaction acceptable to the Bank or that if any such transaction can be identified, that it can be documented and concluded successfully or in a timely manner. Any sales or other transactions effectuated would likely result in nominal or no value being afforded to the interests of existing holders of the Company's common stock.


                           PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS
                           None.

Item 2.           CHANGES IN SECURITIES
                           None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  Series A Preferred Stock

                  The cash dividends of $187,500 each due on August 1, 1997 through August 1, 1998 on Series A Preferred Stock have not been paid.

                  Series B Preferred Stock

                  The stock dividends of 17,500 shares of Series C Preferred Stock each due on August 1, 1997 through August 1, 1998 on the Series B Preferred Stock have not been issued.

                  Series C Preferred Stock

                  The cash dividends due on August 1, 1997 through August 1, 1998 on Series C Preferred Stock have not been paid.

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

                  None.

                  (b) Reports on Form 8-K

                  None.

Item 7.           FINANCIAL STATEMENTS AND EXHIBITS

                  (a)      Financial Statements

                           Not Applicable.

                  (b)      Exhibits

                           None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            RIO GRANDE, INC.



Date:    September 14, 1998         By:   /s/ Guy R. Buschman
                                          ----------------------
                                          Guy R. Buschman, President



Date:    September 14, 1998         By:   /s/ Gary Scheele
                                          -------------------
                                          Gary Scheele, Secretary and Treasurer
                                          (principal financial officer)

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