Form 10QSB
period 1998-10-31
RIO GRANDE INC /DE/
filed 1998-12-21
CIK 352964

---------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

  [root]            QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
---------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended October 31, 1998

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

At November 12, 1998 there were 6,177,550 shares of the registrant's common stock outstanding.
       -------------------------------------------------------------------------








                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        RIO GRANDE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (unaudited)

                                                          October 31, 1998
         Assets                                           ----------------
Current assets:
  Cash and cash equivalents                               $    433,711
  Trade receivables                                            500,363
  Prepaid expenses                                              49,505
                                                           ------------
         Total current assets                                  983,579

Property and equipment, at cost:
  Oil and gas properties, successful efforts method         26,889,058
  Transportation equipment                                      71,395
  Other depreciable assets                                     411,055
                                                            27,371,508
  Less accumulated depreciation, depletion and             ------------
     amortization                                          (19,124,111)
         Net property and equipment                          8,247,397
                                                           ------------
Other assets:
  Platform abandonment fund                                    360,857
  Other assets, net                                            393,048
                                                               753,905
         Total Assets                                     $  9,984,881
                                                           ============

         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                        $    759,080
  Accrued expenses                                             913,259
  Current installments of long-term debt                    13,141,807
                                                           ------------
         Total current liabilities                          14,814,146

  Other accrued expenses                                       526,344
  Minority interest in limited partnership                     157,334

  Redeemable preferred stock, $0.01 par value; $10
    redemption value.  Authorized 1,700,000 shares;
    issued and outstanding 1,017,500 shares                 11,225,396

  Common stock of $0.01 par value. Authorized
    10,000,000 shares; issued and outstanding
    6,177,550 shares                                            61,774
  Deficit                                                  (16,800,113)
                                                           ------------
Contingent liabilities

        Total Liabilities and Stockholders' Equit         $  9,984,881
                                                           ============
See accompanying notes to consolidated financial statements.

                                      -2-




Item 1.    FINANCIAL STATEMENTS  (continued)

                        RIO GRANDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (unaudited)

                                       Three Months              Nine Months
                                          Ended                     Ended
                                        October 31,               October  31,
                                    -------------------       -----------------
                                    1998           1997       1998        1997
                                    ----           ----       ----        ----
Revenues:
    Oil and gas sales         $  1,072,329     1,685,636   3,379,391  5,424,201
                                 ----------    ---------- ----------  ----------

Costs and expenses:
  Lease operating and
   other production expense        328,248       936,317   1,617,489  2,708,941
  Dry hole costs and
   lease abandonments                    0             0      89,304         63
  Depletion of oil and gas
   producing properties            294,748       490,417     924,678  1,718,873
  Depreciation and other
   amortization                     29,748        55,473      50,708    173,371
  Provisions for abandonment
   expense                          14,800        10,500      37,000     31,500
  General and administrative       368,346       344,400   1,113,769  1,148,993
                                 ----------    ---------- ----------  ----------
Total costs and expenses         1,035,890     1,837,107   3,832,948  5,781,741
                                 ----------    ---------- ----------  ----------
    Gain (loss) from operations     36,439      (151,471)   (453,557)  (357,540)
                                 ----------    ---------- ----------- ----------
Other income (expense):
  Interest expense                (125,309)     (299,554)   (880,096)  (845,804)
  Interest income                    6,397        20,343      11,380     71,312
  Gain on sale of assets           (57,830)      273,614     194,243    285,389
  Other, net                        (2,118)          781         596     10,715
  Minority interest in earnings
    of limited
         partnership               (21,371)      (15,300)    (38,695)   (46,244)
                                 ----------    ---------- ----------- ----------
  Total other expenses            (200,231)      (20,116)   (712,572)  (524,632)
                                 ----------    ---------- ----------- ----------
Loss before income taxes          (163,792)     (171,587) (1,166,129)  (882,172)
Income taxes                         1,755        24,256       7,768     83,274
                                 ----------    ---------- ----------- ----------
Net loss                          (165,547)     (195,843) (1,173,897)  (965,446)
Dividends on preferred stock       266,979       220,393     873,386    620,751
                                 ----------    ---------- ----------- ----------
Net loss applicable to
    common stock              $   (432,526)     (416,236) (2,047,283)(1,586,197)
                                 ==========    ========== =========== ==========
Loss per share,
      Basic and diluted       $      (0.07)        (0.07)      (0.33)     (0.27)
                                 ==========    ========== =========== ==========
Common shares outstanding,
      Basic and diluted          6,177,550     5,973,735   6,177,550  5,817,044
                                 ==========    ========== =========== ==========

See accompanying notes to consolidated financial statements.


                                      -3-


Item 1.   FINANCIAL STATEMENTS  (continued)

                        RIO GRANDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)
                                                           Nine Months
                                                              Ended
                                                            October 31,
                                                        -------------------
                                                        1998           1997
                                                        ----           ----
Cash flows from operating activities:
  Loss from continuing operations                $  (1,173,897)        (965,446)
  Adjustments to reconcile loss from continuing
    operations to net cash provided by operating
    activities:
    Depreciation and other amortization                 50,708          173,371
    Depletion of oil and gas producing
     properties                                        924,677        1,718,873
    Provision for abandonment expense                   37,000           31,500
    Gain on sale of assets                            (194,243)        (285,389)
    Minority interest in earnings of limited
     partnership                                        38,695           46,244
    Decrease (increase) in trade receivables           336,480          864,154
    Decrease (increase) in prepaid expenses            (32,651)         (33,990)
    Increase (decrease) in accounts payable
     and accrued expenses                              124,246          519,640
    Increase (decrease) in other accrued
     expenses                                           (2,638)        (152,246)
                                                    -----------      -----------
    Net cash provided by (used in)
     continuing operating activities                   108,377        1,916,711
                                                    -----------      -----------
Cash flows from investing activities:
  Purchase of oil and gas producing properties        (490,279)      (3,993,598)
  Purchase of other property and equipment                   0          (75,595)
  Deletions from (additions to) platform
     abandonment fund                                    2,761          123,267
  Deletions from (additions to) other assets            88,993          (22,863)
  Proceeds from sale of property and equipment         526,791          397,984
                                                    -----------      -----------
Net cash provided by (used in) investing activities    128,266       (3,570,805)
                                                    -----------      -----------
Cash flows from financing activities:
  Proceeds from long-term debt                               0        1,152,619
  Repayment of long-term debt                         (110,065)        (251,838)
  Cash dividends on preferred stock                          0         (220,377)
  Proceeds from issuance of common stock                     0          104,112
  Contributions from limited partners                        0           95,570
  Distributions to limited partners                    (33,000)         (66,600)
                                                    -----------      -----------
Net cash provided by (used in) financing activities   (143,065)         813,486
                                                    -----------      -----------
Net increase (decrease) in cash and cash equivalents    93,578         (840,608)
 Cash and cash equivalents at beginning of period      340,133        1,045,331
                                                    -----------      -----------
Cash and cash equivalents at end of period       $     433,711          204,723
                                                    ===========      ===========
See accompanying notes to consolidated financial statements.
                                      -4-


                        RIO GRANDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)     Accounting Policies
        -------------------

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

        The consolidated financial statements include the accounts of Rio Grande, Inc. (the "Company") and its subsidiaries and majority-owned limited partnerships as follows:
                                             Form of                Ownership
               Name                        Organization              Interest
               ----                        ------------             ---------

         Rio Grande Drilling Company       Texas Corporation           100%
          ("Drilling")

         Rio Grande Desert Oil Company     Nevada Corporation          100%
          ("Desert")

         Rio Grande Offshore, Ltd.         Texas Limited Partnership   100%
          ("Offshore")

         Rio Grande GulfMex, Ltd.          Texas Limited Partnership    80%
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

        In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial position and results of operations. Adjustments made for the nine months ended October 31, 1998 are considered normal and recurring in nature.

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

        Capitalized  costs of proved  properties are  periodically  reviewed for
                                      -5-

        impairment on a property by property basis, and, if necessary, an impairment provision is recognized to reduce the net carrying amount of such properties to their estimated fair values. Fair values for the properties are based on future net cash flows as reflected by the year end reserve report.

        Earnings Per Share

        In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. This standard, effective for financial statements issued for periods ending December 15, 1997, replaces the presentation of primary earnings per share with a presentation of basic earnings per share. This standard required dual presentation of basic and diluted earnings per share on the face of the statement of operations.

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

        The Company recognized an $8.6 million non-cash writedown of oil and gas properties for the year ended January 31, 1998. The impairment loss was due primarily as a result of the shift in the reserve classification of Righthand Creek from proved to probable and possible based upon the determination that the field's primary source of energy is fluid expansion and not water drive. The decline in oil prices also contributed to the present value of future cash flows of proved oil reserves declining. No adjustment for impairment has been made to the carrying value of the oil and gas properties during the nine months ended October 31, 1998. The Company believes that the carrying value of the oil and gas properties approximates the current market value.

        Year 2000

        The Company has not addressed the impact of the Year 2000 on its computer systems and applications. The Company does not expect the cost of becoming Year 2000 compliant to be significant; however, due to its current financial condition, no Year 2000 plans has been developed.

        Recently Issued Accounting Pronouncement

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes

                                      -6-

        standards for related disclosures about products and services, geographical areas, and major customers. The Company believes that SFAS No. 131 will not have a material impact on its financial statements and disclosures.

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

(2)     Acquisition of Oil and Gas Properties
        -------------------------------------

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

(3)     Changes in Registrant's Certifying Accountant.
        ----------------------------------------------

        On November 4, 1998, the Company dismissed KPMG Peat Marwick LLP ("KPMG") as its independent accountants. The dismissal was approved by the Audit Committee and the Company's Board of Directors. KPMG's reports on the financial statements for the two most recent fiscal years did not contain an adverse opinion, disclaimer of opinion, qualification or modification as to uncertainty, audit scope or accounting principles, except that such reports included an explanatory paragraph expressing substantial doubt as to the Company's ability to continue as a going concern. Furthermore, during the two most recent fiscal years and through November 4, 1998, there have been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused that firm to make reference to the subject matter of such disagreements in its reports on the financial statements for such years. The Company requested KPMG to furnish it with a letter addressed to the Securities and Exchange Commission ("SEC") stating whether it agreed with the above statements, which was confirmed by KPMG to the SEC on November 9, 1998.

        On November 4, 1998, the Company appointed Ernst & Young LLP as its independent accountants. During the two most recent fiscal years and through November 4, 1998, the Company has not consulted with Ernst & Young LLP regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

                                      -7-


(4)     Voting Agreement and Plan of Reorganization.
        --------------------------------------------

        On November 2, 1998, the Company, EXCO Resources, Inc, ("EXCO") and Koch Exploration Company ("Koch") entered into a Voting Agreement (the "Agreement") contemporaneously with the purchase by EXCO of a certain Promissory Note ("Note") dated January 15, 1997, which was executed by Rio Grande, Inc. ("RGI") and Rio Grande Drilling Company ("RGD") as co-makers with Comerica Bank - Texas ("Comerica"). The Note, in the original face amount of $50,000,000, had a corresponding principal amount outstanding of $13,127,666 and related accrued interest payable of $486,227 on November 2, 1998. Repayment of the Note is secured by a first lien deed of trust, mortgage and security interest in substantially all of the Company's assets, primarily oil and gas leasehold interests and tangible well equipment (the "Properties"). EXCO aquired all of Comerica's rights pursuant to the Note and certain
        Loan Agreement dated March 8, 1996 between Comerica, RGI and RGD.

        The Agreement provided that the parties to the Agreement implement a Financial Restructuring with regards to the Note, the Preferred Stock Interests of Koch and any such other claims against the Company, and specifically,that the Company shall file Chapter 11 cases and seek to have the cases administratively consolidated pursuant to Rule 1015(b) of the Bankruptcy Rules. In accordance with the Agreement, the Joint Chapter 11 Plan of Reorganization ("Plan") for RGI, RGD, Rio Grande Desert Oil Company ("Desert"), Rio Grande Offshore, Ltd. ("Offshore") and Rio Grande GulfMex, Ltd. ("GulfMex") was filed with the bankruptcy court for the Western District of Texas on December 11, 1998. The Plan provides that RGD, Offshore and Desert shall merge into RGI (the RGI Group") upon consummation of the Plan. RGI was incorporated pursuant to the corporate regulations for the State of Delaware. After the approved merger, the Reorganized RGI will own and have the right to dispose of all the Properties, including its 80% partnership interest in GulfMex.

        As a condition of the merger, all equity interests in the entities to be merged into Reorganized RGI shall be canceled. Thereafter, Reorganized RGI will issue shares of common stock to EXCO as the holder of the Note.

        The Plan provides for certain class ("Class") definitions for each group of creditors or parties that may have claims against the Company. The Class definitions are set out as follows:

           Class 1             The Allowed Secured Claim in respect of the Note.

           Class 2 Any Allowed Secured Claims Against any of the RGI Group other than the Allowed Secured Claim in Class 1.

           Class 3 Any Allowed Claims against any of the RGI Group entitled to priority pursuant to the Bankruptcy Code, other than priority claims
                               specified  in  sections   507(a)(1), 507(a)(2)
                               and 507(a)(8)  of the  Bankruptcy Code.

           Class 4 Any Allowed Unsecured, Nonpriority Claims against any of the RGI Group not classified elsewhere including any deficiency claim under the Note.


           Class 5 Allowed Preferred Stock Interests in RGI, and all rights to dividends and any other rights associated therewith, held by Koch Exploration Company.
                                      -8-


           Class 6             Allowed Limited Partnership Interests in GulfMex.

           Class 7 Allowed RGI Common Stock Interests,and any options, warrants, or other rights or Claims in respect of such Common Stock, and all other equity interests of the RGI Group, excluding those equity interests classified in Classes 5 and 6.

           Class 8             Intercompany claims.

        The Plan provides that holders of "Allowed Administrative Claims" shall be paid cash in full on the day after the confirmation of the Plan by the bankruptcy court and the Final Order is issued ("Effective Date"). Any holders of claims must have their claim approved by the bankruptcy court and if approved, shall be paid immediately after the claim is approved by Final Order.

        The Plan provides that holders of Allowed Priority Tax Claims shall be paid in full on the later of (i) the Effective Date, (ii) 11 days after the date such tax claim becomes an Allowed Claim, or (iii) on such other terms as acceptable to the holders of such claims in full satisfaction of their claims.

        Under the Plan, all executory and unexpired leases of the RGI Group, which have not previously been (i) assumed, (ii) rejected, or (iii) assumed or assigned by the RGI Group pursuant to an order extended during the Chapter 11 case and which are not specified as being a "Rejected Contract" or "Rejected Lease" shall be deemed to be assumed under the Plan. In addition, the prepetition employment agreements of Guy Bob Buschman and Gary Scheele shall be rejected effective upon the last day of the calendar month in which "Substantial Consummation" of the Plan occurs. Any claims of damages for the breach of termination of such agreements shall be extinguished and discharged pursuant to the Plan. Effective upon the first day of the calendar month following Substantial Consummation of the Plan, Guy Bob Buschman and Gary Scheele shall execute 12-month Retention Agreements with EXCO.

        The Bankruptcy Court set the deadline for the filing of "proof of claims" in this Chapter 11 case as January 11, 1999. If the Effective Date of the Plan does not occur by March 31, 1999, the Plan shall automatically terminate unless EXCO, Koch and the RGI Group consent to an extension which will not be more than 90 days.

        The Plan provides that on the Effective Date of the issuance of the Final Order by the bankruptcy court, the present and former officers, directors, employees, subsidiaries, affiliates, predecessors, successors, assigns, agents, representatives, guarantors, sureties, insurers and the respective professional advisors for the RGI Group, EXCO and Koch, to the extent they are or may be liable for any actions or inactions shall be released unconditionally from any and all claims, obligations, suits, judgements, damages, rights, causes of action and liabilities whatsoever, whether known as unknown before, on or after the Effective Date. The releases as described above shall not apply to any action or omission that constitutes actual fraud or criminal behavior.

        The Agreement shall automatically terminate upon the occurrence of defined "Agreement Termination Event" unless the parties to the Agreement waive the specific Agreement Termination Event in writing. An Agreement Termination Event as defined by the Agreement shall mean any of the following:
                                      -9-


           (a) The Chapter 11 Cases shall not have been commenced and the Plan and supporting disclosure statement shall not have been filed by December 11, 1998;

           (b) The RGI Group fails to comply in all material respects with its obligations specified in paragraph 11 of the Agreement and in Exhibit "A" of the Agreement;

           (c) The RGI Group shall not have filed a motion to assume this Agreement within the first ten (10) days of the Chapter 11 Cases

           (d) The order of the Bankruptcy Court confirming the Plan shall not have been entered and the effective date of the Plan shall not have occurred by March 31, 1999;

           (e) Any member of the RGI Group shall file or support confirmation, or fail to actively oppose confirmation, of a plan of reorganization embodying terms materially different from those contemplated by this Agreement;

           (f) The Plan shall not have been substantially consummated pursuant to section 1101(2) of the Bankruptcy Code by April 21, 1999;

           (g)  The Bankruptcy Court shall have entered an order pursuant  to
                Section 1104 of the Bankruptcy Code appointing a trustee with respect to one or more of the RGI Group;

           (h) The Bankruptcy Court shall have entered an order dismissing the Chapter 11 Cases or an order pursuant to Section 1112 of the Bankruptcy Code converting the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code;

           (i) An injunction, judgment, order, decree, ruling or charge shall have been entered which prevents consummation of the Plan;

           (j) An event or circumstance which has, or could reasonably be expected to have, a Materially Adverse Effect shall have occurred;

           (k) The (i) proofs of claim as of the claims bar date set forth in Exhibit "A" to the Agreement and (ii)requests for payment of administrative expenses that are on file in the Chapter 11 Cases, together with (iii) the expenses set forth in Exhibit "B" to the Agreement and (iv) those claims listed in the Schedules filed by the RGI Group in the Chapter 11 Cases that are not designated as disputed, contingent or unliquidated, exceed the limitation on "allowed claims" set out in Part IV.G. of Exhibit "A" to the Agreement and the amounts set forth in Exhibit "B" to the Agreement by more than 5% in the aggregate; or

           (l) The RGI Group or any of its individual members shall fail to promptly remit to EXCO the net proceeds of any sales of the Properties that might be consummated between the time of the execution of this Agreement and the Effective Date.
                                      -10-


        Under terms of the Agreement, the Company has agreed that all of its cash and cash equivalents shall be deposited to a collateral account controlled by EXCO and that any amounts to be received from product sales subsequent to the Agreement date shall also be deposited to that account. The Company will provide a monthly budget to EXCO which will provide for payment of the Company's operating expenses and general and administrative expenses.

(5)     Capital Resources and Liquidity
        -------------------------------

        The Plan RGI, RGD, Desert, Offshore and GulfMex was filed with the bankruptcy court on December 11, 1998. The Plan provides that RGD, Offshore and Desert shall merge into RGI(the "RGI Group") upon consummation of the Plan. RGI was incorporated pursuant to the corporate regulations for the State of Delaware. After the approved merger, the Reorganized RGI will own and have the right to dispose of all the Properties, including its 80% partnership interest in GulfMex.

        As a condition of the merger, all equity interests in the entities to be merged into Reorganized RGI shall be canceled. Thereafter, Reorganized RGI will issue shares of common stock to EXCO as the holder of the Note. See Note (3),supra.

-11-


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        1.    Material Changes in Financial Condition
              ---------------------------------------

              For the nine months ended October 31,1998, the Company incurred a net loss from operations before dividends on preferred stock of approximately $1,174,000 compared to a net loss of approximately $965,000 for the nine months ended October 31,1997. The continued losses incurred by the Company are due primarily to lower prices received by the Company for the sale of its oil and gas and the reduced production level of Righthand Creek. Dividends of approximately $873,000 have been accrued for the benefit of preferred stockholders during the nine months ended October 31, 1998. The quarterly dividends payable to Koch for August 1, 1997 thru November 1,1998 on the Series A , Series B and Series C Preferred Stock have not been paid.

              For the three months ended October 31,1998, the Company incurred a net loss before dividends on preferred stock of approximately $166,000 versus approximately $196,000 for the three months ended October 31,1997. Lease operating expenses and depletion for these properties were approximately $328,000 as compared to approximately $936,000 for the same three month period the previous fiscal year.

        2.    Material Changes in Results of Operations
              -----------------------------------------

              Revenues and Lease Operating Expenses

              Oil  and  gas  sales   decreased  from   approximately $5,424,000
              for the nine months ended October 31, 1997 to approximately $3,379,000 for the nine months ended October 31,1998. This decrease is due primarily to the lower level of production from Righthand Creek and lower oil and gas prices. Oil and gas sales from the Company's properties have decreased from approximately $1,686,000 for the three months ended October 31, 1997 to approximately $1,072,000 for the three months ended October 31, 1998.

               Dry Hole Costs and Lease Abandonments

               For the nine months ended October 31, 1998, the Company incurred approximately $89,000 dry hole expenses relative to the drilling of an exploratory well in Mississippi. No significant dry hole expenses were incurred during the nine months ended October 31, 1997.

               Depletion of Oil and Gas Producing Properties

               Depletion expense decreased from approximately $1,719,000 for the nine months ended October 31, 1997 to approximately $925,000 for the nine months ended October 31, 1998. The decrease in depletion expense is primarily due to the reduced unit amortization rate of depletion applied to the net capitalized acquisition costs of Righthand Creek and the Company's other properties as a result of the impairment
                                      -12-

               charge of approximately $8.6 million incurred during the fiscal year ended January 31, 1998.

               General and Administrative

               General and administrative expenses for the nine months ended October 31, 1998 was approximately $1,114,000 as compared to $1,149,000 for the nine months ended October 31, 1997.

               Interest Expense

               Interest expense for the nine months ended October 31, 1998 was approximately $880,000 as compared to $846,000 for the nine months ended October 31, 1997.

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

               Liquidity and Capital Resources

               On November 2, 1998, the Company, EXCO Resources, Inc, ("EXCO") and Koch Exploration Company ("Koch") entered into a Voting Agreement (the "Agreement") contemporaneously with the purchase by EXCO of a certain Promissory Note ("Note") dated January 15, 1997, which was executed by Rio Grande, Inc. ("RGI") and Rio Grande Drilling Company ("RGD") as co-makers with Comerica Bank - Texas ("Comerica"). The Note, in the original face amount of $50,000,000, had a corresponding principal amount outstanding of $13,127,666 and related accrued interest payable of $486,227 on November 2, 1998. Repayment of the Note is
               secured by a first  lien  deed  of  trust,   mortgage   and
               security   interest  in substantially  all  of the  Company's
               assets,  primarily  oil  and  gas leasehold interests and
                                      -13-

               tangible well equipment (the "Properties").

               The Agreement provided that the Company shall file Chapter 11 cases to be administratively consolidated pursuant to Rule 1015(b) of the Bankruptcy Rules. The Joint Chapter 11 Plan of Reorganization ("Plan") for RGI, RGD, Rio Grande Desert Oil Company ("Desert"), Rio Grande Offshore, Ltd. ("Offshore") and Rio Grande GulfMex, Ltd. ("GulfMex") was filed with the bankruptcy court for the Western District of Texas on December 11, 1998. The Plan provides that RGD, Offshore and Desert shall merge into RGI (the RGI Group") upon consummation of the Plan. RGI was incorporated pursuant to the corporate regulations for the State of Delaware. After the approved merger, the Reorganized RGI will own and have the right to dispose of all the Properties, including its 80% partnership interest in GulfMex.

               As a condition of the merger, all equity interests in the entities to be merged into Reorganized RGI shall be canceled. Thereafter, Reorganized RGI will issue shares of common stock to EXCO as the holder of the Note. EXCO secured all of Comerica's rights pursuant to the Note and certain Loan Agreement dated March 8, 1996 between Comerica, RGI and RGD.

               The Agreement provides that parties to the Agreement implement a Financial Restructuring with regards to the Note, the Preferred Stock Interests of Koch and any such other claims against the Company.

               The Plan provides for certain class ("Class") definitions for each group of creditors or parties that may have claims against
               the Company.  The   Class definitions are set out as follows:

                    Class 1    The Allowed Secured Claim in respect of the Note.

                    Class 2 Any Allowed Secured Claims Against any of the RGI Group other than the Allowed Secured Claim in Class 1.

                    Class 3 Any Allowed Claims against any of the RGI Group entitled to priority pursuant to the Bankruptcy Code, other than priority claims
                               specified  in  sections   507(a)(1), 507(a)(2)
                               and 507(a)(8)  of the  Bankruptcy Code.

                    Class 4 Any Allowed Unsecured, Nonpriority Claims against any of the RGI Group not classified elsewhere including any deficiency claim under the Note.

                    Class 5 Allowed Preferred Stock Interests in RGI, and all rights to dividends and any other rights associated therewith, held by Koch Exploration Company.

                    Class 6    Allowed Limited Partnership Interests in GulfMex.
                                      -14-


                    Class 7 Allowed RGI Common Stock Interests,and any options, warrants, or other rights or Claims in respect of such Common Stock, and all other equity interests of the RGI Group, excluding those equity interests classified in Classes 5 and 6.

                    Class 8    Intercompany claims.

               The Plan provides that holders of "Allowed Administrative Claims" shall be paid cash in full on the day after the confirmation of the Plan by the bankruptcy court and the Final Order is issued ("Effective Date"). Any holders of claims must have their claim approved by the bankruptcy court and if approved, shall be paid immediately after the claim is approved by Final Order.

               The Plan provides that holders of Allowed Priority Tax Claims shall be paid in full on the later of (i) the Effective Date,
               (ii) 11 days after the date such tax claim becomes an Allowed Claim, or (iii) on such other terms as acceptable to the holders of such claims in full satisfaction of their claims.

               Under the Plan, all executory and unexpired leases of the RGI Group, which have not previously been (i) assumed, (ii) rejected, or (iii)assumed or assigned by the RGI Group pursuant to an order extended during the Chapter 11 case and which are not specified as being a "Rejected Contract" or "Rejected Lease" shall be deemed to be assumed under the Plan. In addition, the prepetition employment agreements of Guy Bob Buschman and Gary Scheele shall be rejected effective upon the last day of the calendar month in which "Substantial Consummation" of the Plan occurs. Any claims of damages for the breach of termination of such agreements shall be extinguished and discharged pursuant to the Plan. Effective upon the first day of the calendar month following substantial consummation of the Plan, Guy Bob Buschman and Gary Scheele shall execute 12-month Retention Agreements with EXCO.

               The Bankruptcy Court set the deadline for the filing of "proof of claims" in this Chapter 11 case as January 11, 1999. If the Effective Date of the Plan does not occur by March
               31, 1999, the Plan shall automatically terminate unless EXCO, Koch and the RGI Group consent to an extension which will not be more than 90 days.

               On the Effective Date of the issuance of the Final Order by the bankruptcy court, the present and former officers, directors, employees, subsidiaries, affiliates, predecessors, successors, assigns, agents, representatives, guarantors, sureties, insurers and the respective professional advisors for the RGI Group, EXCO and Koch, to the extent they are or may be liable for any actions or inactions shall be released unconditionally from any and all claims, obligations, suits, judgements, damages, rights, causes of action and liabilities whatsoever, whether known as unknown before, on or after the Effective Date. The releases as described above shall not apply to any action or omission that constitutes actual fraud or criminal behavior.
                                      -15-


               The  Agreement  shall  automatically  terminate  upon the
               occurrence of defined  "Agreement   Termination  Event"  unless
               the parties to the Agreement waive the specific Agreement Termination Event in writing. An Agreement Termination Event as defined by the Agreement shall mean any of the following:

                    (a) The Chapter 11 Cases shall not have been commenced and the Plan and supporting disclosure statement shall not have been filed by December 11, 1998;

                    (b) The RGI Group fails to comply in all material respects with its obligations specified in paragraph 11 of the Agreement and in Exhibit "A" of the Agreement;

                    (c) The RGI Group shall not have filed a motion to assume this Agreement within the first ten (10) days of the Chapter 11 Cases

                    (d) The order of the Bankruptcy Court confirming the Plan shall not have been entered and the effective date of the Plan shall not have occurred by March 31, 1999;

                    (e) Any member of the RGI Group shall file or support confirmation, or fail to actively oppose confirmation, of a plan of reorganization embodying terms materially different from those contemplated by this Agreement;

                    (f) The Plan shall not have been substantially consummated pursuant to section 1101(2) of the Bankruptcy Code by April 21, 1999;

                    (g) The Bankruptcy Court shall have entered an order pursuant to Section 1104 of the Bankruptcy Code appointing a trustee with respect to one or more of the RGI Group;

                    (h) The Bankruptcy Court shall have entered an order dismissing the Chapter 11 Cases or an order pursuant to Section 1112 of the Bankruptcy Code converting the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code;

                    (i) An injunction, judgment, order, decree, ruling or charge shall have been entered which prevents consummation of the Plan;

                    (j) An event or circumstance which has, or could reasonably be expected to have, a Materially Adverse Effect shall have occurred;

                    (k) The (i) proofs of claim as of the claims bar date set forth in Exhibit "A" to the Agreement and
                         (ii)requests for payment of administrative expenses that are on file in the Chapter 11 Cases, together with
                         (iii) the expenses set forth in Exhibit "B" to the Agreement and (iv) those claims listed in the Schedules filed by the RGI Group in the Chapter 11 Cases that are
                                      -16-

                         not designated as disputed, contingent or unliquidated, exceed the limitation on "allowed claims" set out in
                         Part IV.G. of Exhibit "A" to the Agreement and the amounts set forth in Exhibit "B" to the Agreement by more than 5% in the aggregate; or

                    (l) The RGI Group or any of its individual members shall fail to promptly remit to EXCO the net proceeds of any sales of the Properties that might be consummated between the time of the execution of this Agreement and the Effective Date.

               Under terms of the Agreement, the Company has agreed that all of its cash and cash equivalents shall be deposited to a collateral account controlled by EXCO and that any amounts to be received from product sales subsequent to the Agreement date shall also be deposited to that account. The Company will provide a monthly budget to EXCO which will provide for payment of the Company's operating expenses and general and administrative expenses.

               The Company's future results of operations and the other forward looking statements contained in this Quarterly Report involve a number of risks and uncertainties. Statements in
               this  Quarterly   Report  including  those  contained  in  the
               foregoing  discussion  and other items herein,  concerning the
               Company which are (a)  statements of plans and  objectives for
               future   operations,   (b)   statements  of  future   economic
               performance, or (c) statements of assumptions or estimates underlying or supporting the foregoing or (d) statements regarding the treatment of various classes of creditors pursuant to the Plan,are forward-looking statements within the meaning of
               Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The ultimate accuracy of forward-looking statements is subject to a wide range of business risks and changes in circumstances, and actual results and outcomes often differ from expectations. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements herein, including without limitation actions of third parties, parties to the Agreement or the bankruptcy court relating to the Plan.
                                      -17-




                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

          None.

Item 2. CHANGES IN SECURITIES

          None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

          Series A Preferred Stock

        The cash dividends of $187,500 each due August 1, 1997 thru November 1, 1998 on Series A Preferred Stock have not been paid.

          Series B Preferred Stock

        The stock dividends of 17,500 shares of Series C Preferred Stock each due August 1, 1997 thru November 1, 1998 on the Series B Preferred Stock have not been issued.

          Series C Preferred Stock

        The cash dividends for Series C Preferred Stock due August 1, 1997 thru November 1, 1998, have not been paid.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None.

Item 5. OTHER INFORMATION
                  None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits listed on the accompanying Index to Exhibits on page E-1 are filed as part of this Form 10-QSB. The Company will furnish a copy of any exhibit to a requesting shareholder upon payment of a fee of $.25 per page.
                                      -18-

         (b)    Reports on Form 8-K
                -------------------

                The Company filed a Form 8-K on November 12,1998, which describes the Voting Agreement entered into between EXCO Resources, Inc. and the Company and the discharge of KPMG as the Company's auditors.

Item 7. FINANCIAL STATEMENTS AND EXHIBITS

         (a)    Financial Statements
                --------------------

                Not applicable.

         (b)    Exhibits
                --------
                Number                  Document
                ------                  --------

                99(f) Joint Chapter 11 Plan of Reorganization of Rio Grande, Inc., Rio Grande
                                        Drilling Company, Rio Grande Desert Oil
                                        Company, Rio Grande Offshore,Ltd. and
                                        Rio Grande GulfMex,Ltd. filed
                                        December 11, 1998. (E-5).

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RIO GRANDE, INC.



Date:    December 21, 1998                 By:__________________________________
                                           Guy R. Buschman, President



Date:    December 21, 1998                 By: _________________________________
                                           Gary Scheele, Secretary and Treasurer
                                                  (principal financial officer)

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           RIO GRANDE, INC.



Date:    December 21, 1998                 By:   /s/ Guy R. Buschman
                                                ----------------------
                                          Guy R. Buschman, President



Date:    December 21, 1998                 By:   /s/ Gary Scheele
                                                -------------------
                                          Gary Scheele, Secretary and Treasurer
                                                (principal financial officer)

                                INDEX TO EXHIBITS
                                -----------------

The following exhibits are numbered in accordance with Item 601 of Regulation S-B::

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

10(b) Agreement of Limited Partnership dated June 25, 1992 for Rio Grande Offshore, Ltd. between Rio Grande Drilling Company, Robert A. Buschman, H.Wayne Hightower and H. W. Hightower, Jr. (incorporated herein by reference from July 31, 1992 Form 10-Q).

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

10(h) Purchase and Sale Agreement between Belle Oil, Inc., Belle Exploration, Inc., Louisiana Well Service Co., Alton J.Ogden, Jr.,Alton J.Ogden, Sr., Jeff L. Burkhalter and Rio Grande Offshore, Ltd. (incorporated herein by reference from April 29, 1996 Form 8-K).

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

16 Letter from KPMG Peat Marwick (incorporated herein by reference from November 12, 1998, Form 8-K).

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

27      Financial Data Schedule(F-30).

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

                                      E-3

99(e) Voting Agreement dated October 30, 1998 between Rio Grande, Inc., Rio Grande Drilling Company, Rio Grande Offshore, Ltd. Rio Grande Desert Oil Company and Rio Grande GulfMex, Ltd. and Exco Resources, Inc. (incorporated herein by reference from November 12, 1998, Form 8-K).





                      IN THE UNITED STATES BANRUPTCY COURT
                       FOR THE WESTERN DISTRICT FO TEXAS
                              SAN ANTONIO DIVISION

IN RE:                                ss.
                                      ss.
RIO GRANDE, INC.,                     ss.             CASE NO. 98-55619-C
RIO GRANDE DRILLING COMPANY,          ss.             CASE NO. 98-55620-C
RIO GRANDE DESERT OIL COMPANY         ss.             CASE NO. 98-55621-K
RIO GRANDE OFFSHORE, LTD., AND        ss.             CASE NO. 98-55622-C
RIO GRANDE GULFMEX, LTD.              ss.             CASE NO. 98-55623-C
                                      ss.
                                      ss.                  (CHAPTER 11)
         DEBTORS.                     ss.              (Jointly Administered)

                   JOINT CHAPTER 11 PLAN OF REORGANIZATION OF
                   ------------------------------------------
 RIO GRANDE, INC., RIO GRANDE DRILLING COMPANY, RIO GRANDE DESERT OIL COMPANY,
 -----------------------------------------------------------------------------
               RIO GRANDE OFFSHORE, LTD.AND RIO GRANDE GULFMEX, LTD.
               -----------------------------------------------------


                                                         December 11, 1998
                                                         San Antonio, Texas

COX & SMITH INCORPORATED

Deborah D. Williamson
112 East Pecan Street, Suite 1800
San Antonio, Texas  78205
(210) 554-5500

ATTORNEYS FOR DEBTORS







                                TABLE OF CONTENTS


ARTICLE I         Definitions and Interpretation...........................    1

ARTICLE II        Provisions For Payment of Administrative
                  and Priority Tax Claims..................................    7

         2.1      Allowed Administrative Claims............................    7
         2.2      Priority Tax Claims......................................    8

ARTICLE III       Classification of Claims.................................    8

         3.1      Class 1..................................................    8
         3.2      Class 2..................................................    8
         3.3      Class 3..................................................    8
         3.4      Class 4..................................................    8
         3.5      Class 5..................................................    9
         3.6      Class 6..................................................    9
         3.7      Class 7..................................................    9
         3.8      Class 8..................................................    9

ARTICLE IV        Identification of Impaired Classes of Claims and Equity
                    Interests..............................................    9

         4.1      Unimpaired Classes of Claims.............................    9
         4.2      Impaired Classes of Claims and Equity Interests..........    9
         4.3      Impairment Controversies.................................    9

ARTICLE V         Provisions for Treatment of Classified Claims and
                    Interests..............................................    9

         5.1      Class 1 - EXCO Secured Claims............................    9
         5.2      Class 2 - Other Secured Claims...........................   10
         5.3      Class 3 - Priority Non-Tax Claims........................   10
         5.4      Class 4 - Other Unsecured Claims.........................   10
         5.5      Class 5 - Claims and Interests of Koch Exploration
                            Company........................................   10
         5.6      Class 6 - Allowed Limited Partnership Interests in
                            GulfMex........................................   10
         5.7      Class 7 - Common Stock...................................   11
         5.8      Class 8 - Intercompany Claims............................   11

ARTICLE VI        Acceptance or Rejection of Plan..........................   11

         6.1      Classes Entitled to Vote.................................   11
         6.2      Class Acceptance Requirement.............................   11

ARTICLE VII       Means for Implementation of Plan of Reorganization.......   12

         7.1      Merger...................................................   12
         7.2      Cash Payments on the Effective Date......................   12
         7.3      Restated Charter.........................................   12
         7.4      Common Stock and Preferred Stock.........................   12
         7.5      Corporate Governance.....................................   12
         7.6      Record Date..............................................   13
         7.7      Means of Cash Payment............................ .......   13
         7.8      Delivery of Distributions................................   13
         7.9      Time Bar to Cash Payments................................   13
         7.10     Vesting of Assets........................................   14
         7.11     Effectuating Documents...................................   14
         7.12     Avoidance Actions........................................   14
         7.13     Effect of Confirmation: Discharge........................   14
         7.14     Exemption from Securities Laws...........................   14

ARTICLE VIII      Conditions to Consummation of Plan.......................   15

         8.1      Conditions to Confirmation...............................   15
         8.2      Conditions to Occurrence of Effective Date...............   15
         8.3      Waiver of Conditions.....................................   15
         8.4      Effect of Nonoccurrence of Conditions to the
                  Effective Date...........................................   15

ARTICLE IX        Treatment of Executory Contracts and Unexpired
                  Leases...................................................   16

         9.1      Assumed if Not Rejected..................................   16
         9.2      Employee Agreements......................................   16
         9.3.     Rejection of Specified Contracts and Leases..............   16
         9.4      Assumption of Contracts and Leases ......................   16
         9.5      Bar to Rejection Damages.................................   16
         9.6      Bar to "Cure" Claims.....................................   17

ARTICLE X         Procedures for Resolving and Treating Contested
                  Claims...................................................   17

         10.1     Objection Deadline.......................................   17
         10.2     Prosecution of Objections................................   17
         10.3     No Distributions Pending Allowance.......................   17
         10.4     Time for Filing Administrative Claims....................   17
         10.5     Time for Filing of Reimbursement Claims..................   18

ARTICLE XI        Miscellaneous Provisions.................................   18

         11.1     Limitations of Liability/Releases........................   18
         11.2     Compliance with Tax Requirements.........................   19
         11.3     Compliance with All Applicable Laws......................   19
         11.4     Setoffs..................................................   19
         11.5     Maintenance of Causes of Action..........................   19
         11.6     Request for Cramdown under Section 1129(b) of
                  the Bankruptcy Code......................................   20

ARTICLE XII       Consummation of Plan.....................................   20

         12.1     Retention of Jurisdiction................................   20
         12.2     Substantial Consummation ................................   21
         12.3     Modification of Plan.....................................   21
         12.4     Inconsistencies..........................................   21
         12.5     U.S. Trustee Fees........................................   21

EXHIBITS

6. Restated Charter
7. Voting Agreement




                            JOINT CHAPTER 11 PLAN OF
                            ------------------------
         RIO GRANDE, INC., RIO GRANDE DRILLING COMPANY, RIO GRANDE DESERT OIL
         --------------------------------------------------------------------
                    COMPANY, RIO GRANDE OFFSHORE, LTD.,
                    -----------------------------------
                          RIO GRANDE GULFMEX, LTD.
                          ------------------------

    Rio Grande, Inc., Rio Grande Drilling Company, Rio Grande Desert Oil Company, Rio Grande Offshore, Ltd., and Rio Grande GulfMex, Ltd. propose the following plan of reorganization.

ARTICLE I

                         DEFINITIONS AND INTERPRETATION


          1.1 "Administrative Claim" shall mean a Claim or portion of a Claim that is a cost or expense of administration of the Chapter 11 Case allowed under section 503(b) or 507(b) of the Bankruptcy Code that is entitled to priority under section 507(a)(1) of the Bankruptcy Code, including, without limitation,
(a) any actual and necessary costs and expenses of preserving the estate of the Debtors, (b) any actual and necessary costs and expenses of operating the business of the Debtors, (c) any indebtedness or obligations incurred or assumed by the Debtors, in accordance with section 364, in connection with the conduct of their business or for the acquisition or lease of property or the rendition of services, (d) any allowances of compensation and reimbursement of expenses to the extent allowed by Final Order under section 330 of the Bankruptcy Code, whether arising before or after the Effective Date, and (e) any fees or charges assessed against the estate of the Debtors under section 1930, chapter 123, title 28, United States Code.

          1.2 "Allowed" when used with respect to a Claim shall mean (a) a claim against the Debtors, proof of which was filed on or before the date designated by the Bankruptcy Court as the last date for filing that category of proof of claim (or late-filed with leave of Court), as to which no Objection has been interposed; or (b) if no proof of claim was filed, a Claim that has been or hereafter is listed by the Debtors as liquidated in amount and not disputed or contingent, as to which no Objection has been interposed; or (c) a Claim as to which any Objection has been interposed, to the extent the Objection has been overruled by a Final Order no longer subject to being modified or reversed on reconsideration or appeal.

          1.3 "Avoidance Action" shall mean a cause of action assertable by the Debtors or their successors pursuant to sections 542, 543, 544, 545, 547, 548, 549, 550, or 553 of the Bankruptcy Code.

          1.4 "Bankruptcy Code" shall mean Title II of the Bankruptcy Reform Act of 1978, as amended, and codified at title 11 of the United States Code, as applicable to the Chapter 11 Cases and as in effect as of the date hereof or as hereafter amended.

          1.5 "Bankruptcy Court" shall mean the Bankruptcy Court unit of the United States District Court for the Western District of Texas, San Antonio Division, or such other court having jurisdiction over all or any part of the Chapter 11 Cases.

          1.6 "Bankruptcy Rules" shall mean the Federal Rules of Bankruptcy Procedure, as promulgated by the United States Supreme Court pursuant to 28 U.S.C. ss. 2075 and, to the extent not inconsistent therewith, the local rules of the Bankruptcy Court, as amended from time to time.

          1.7 "Business Day" shall mean any day other than a Saturday, a Sunday, or a day on which commercial banks in the City of San Antonio, State of Texas, are required or authorized to close.

          1.8 "Cash" shall mean and include United States currency on hand, United States currency on deposit in any bank account, and cash equivalents, including but not limited to any check or other similar negotiable instrument denominated in United States currency, shares in any money market or similar fund that are actively traded on any established securities market located within the United States, commercial paper having a maturity of 90 days or less and denominated in United States currency, and any obligation of the United States of America (or any agency or instrumentality thereof) denominated in United States currency.

          1.9 "Chapter 11 Cases" shall mean the cases commenced by the Debtors under the Bankruptcy Code by voluntary chapter 11 petitions filed on the Petition Date.

          1.10 "Claim" shall mean any right to payment from one or more of the Debtors, whether or not the right is reduced to judgment, liquidated, unliquidated, fixed, contingent, matured, unmatured, contested, uncontested, legal, equitable, secured, or unsecured; or any right to an equitable remedy for breach of performance if the breach gives rise to a right of payment from one or more of the Debtors, whether or not the right to an equitable remedy is reduced to judgment, fixed, contingent, matured, unmatured, contested, uncontested, secured, or unsecured, or any Derivative Claim.

          1.11 "Class" shall mean a category or group of holders of Claims or Equity Interests as designated pursuant to Article III of this Plan.

          1.12  "Comerica" shall mean Comerica Bank - Texas.

          1.13 "Common Stock" shall mean the shares of common stock, $0.01 par value per share, issued by RGI.

          1.14 "Company" shall mean, collectively, Rio Grande,Inc., Rio Grande Drilling Company, Rio Grande Offshore, Ltd., Rio Grande GulfMex, Ltd., and Rio Grande Desert Oil Company.

          1.15 "Confirmation Date" shall mean the date of entry of the Confirmation Order.

          1.16 "Confirmation Order" shall mean the order of the Bankruptcy Court confirming this Plan.

          1.17 "Contested Claim" shall mean a Claim against one or more of the Debtors, as to which an Objection to all or any part of the Claim is timely interposed.

          1.18 "Contested Claim Amount" with respect to any Contested Claim, shall mean the asserted amount of a Claim that is filed on or before the date designated by the Bankruptcy Court as the last date for filing that category of proof of Claim, which is a Contested Claim, and which has not been Allowed or Disallowed before the Effective Date.

          1.19  "Creditor" shall mean the holder of a Claim.

          1.20 "Creditors Committee" shall mean any Official Committee of Unsecured Creditors appointed in the Chapter 11 Case pursuant to section 1102 of the Bankruptcy Code, as reconstituted from time to time pursuant to order of the Bankruptcy Court or determination of the United States Trustee for the Western District of Texas.

          1.21 "Debtors" shall mean Rio Grande, Inc., Rio Grande Drilling Company, Rio Grande Desert Oil Company, Rio Grande Offshore, Ltd., and Rio Grande GulfMex, Ltd.

          1.22  "Debtors  in  Possession"   shall  mean  the  Debtors  in  their
capacities  as  Debtors-in-possession  under section  1101(1) of the  Bankruptcy
Code.

          1.23 "Derivative Claim" shall mean any Claim for damages by Option Holders or Warrant Holders arising out of cancellation of any right to purchase Common Stock outstanding prior to the Effective Date. Debtors believe that, due to the exercise price of such rights to purchase Common Stock, no Option Holder or Warrant Holder will incur any damages as a result of the cancellation of such rights to purchase Common Stock outstanding prior to the Effective Date.

          1.24  "Desert" shall mean Rio Grande Desert Oil Company.

          1.25 "Deficiency Amount" shall mean the amount by which the total amount of a Secured Claim exceeds the value of the collateral securing the Claim as of the date the determination is made.

          1.26 "Deficiency Claim under the Note" shall mean the deficiency claim of EXCO which, for purposes of this Plan only, shall be waived and shall be deemed to be zero, but may be allowed in an undetermined amount if any party objects to the Class 1 treatment or secured claim amount.

          1.27 "Disallowed," when used with respect to all or any part of a Claim, shall mean the status of that portion of a Contested Claim as to which a Final Order of the Bankruptcy Court is entered sustaining the Objection.

          1.28 "Disclosure Statement" shall mean the Disclosure Statement filed under Bankruptcy Code section 1125 in support of this Plan.

          1.29 "Effective Date" shall mean the first Business Day after which the Confirmation Order is a Final Order.

          1.30 "Employee Agreement" shall mean an employment contract between the Debtors and any of their employees as of either the Petition Date or the Effective Date.

          1.31 "Equity Interests" shall mean holders of Common Stock and any rights arising out of or related to Common Stock including, without limitation all issued and outstanding unexercised warrants and options to acquire Common Stock.

          1.32 "EXCO" shall mean EXCO Resources, Inc., successor in interest to Comerica.
          1.33 "Final Order" shall mean an order or judgment of the Bankruptcy Court or any other court or adjudicative body of competent jurisdiction: (1) as to which the time to appeal or seek rehearing or petition for certiorari shall have expired and (2) with respect to which there is no stay on its execution or enforcement in effect.

          1.34 "GulfMex" shall mean Rio Grande GulfMex, Ltd.

          1.35 "Indemnification Claims" shall mean the Claims of the Debtors' present and former directors and officers arising out of the Debtors' Indemnification Obligations.

          1.36 "Indemnification Obligations" shall mean the obligations of the Debtors to indemnify their respective present and former directors and officers pursuant to any provisions of the Debtors' charter and/or other organizational documents and/or applicable state law.

          1.37 "Koch" shall mean Koch Exploration Company.

          1.38 "Lien" shall mean any lien, charge, encumbrance, or interest in or against property to secure payment of a debt or enforcement of an obligation.

          1.39 "Note" shall mean that certain secured promissory note dated as of January 15, 1997, payable to the order of Comerica Bank-Texas in the original face amount of $50,000,000.00, the principal balance on such Note currently being $13,127,666.06.

          1.40 "Objection" shall mean an objection to the allowance of a Claim interposed within the applicable period of limitation fixed by this Plan, the Bankruptcy Code, the Bankruptcy Rules, or the Bankruptcy Court.

          1.41 "Offshore" shall mean Rio Grande Offshore, Ltd.

          1.42 "Option Holders" shall mean the holder of any right issued by the Debtors to purchase Common Stock, other than the Warrant Holders.

          1.43 "Person"  shall mean an  individual,  corporation,  partnership,
joint  venture,  trust,  estate,   unincorporated  association,   unincorporated
organization, governmental entity or unit or political subdivision thereof, or any other entity.

          1.44 "Petition Date" shall mean November 12, 1998.

          1.45 "Plan" shall mean this plan of reorganization for the Debtors, as it may be modified from time to time, and all exhibits and schedules thereto.

          1.46 "Plan Ballot Deadline" shall mean the date fixed by the Bankruptcy Court by which the ballot that accompanies this Plan, validly executed by the holder of an Allowed Claim, must be received by the Debtors or its solicitation agent, which date is set forth in the Disclosure Statement.

          1.47 "Plan Documents" shall mean Exhibits 1 through ____ to this Plan, which Exhibits will be filed in the Bankruptcy Court not later than the conclusion of the hearing on confirmation of this Plan, unless specifically provided otherwise in this Plan.

          1.48 "Plan Proponents" shall mean the Debtors.

          1.49 "Preferred Stock Interests" shall mean such rights and remedies which arise out of or are related to the Certificate of Designation, Preferences and Rights of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock of RGI dated January 15, 1997 designating the Preferred Stock issued by RGI to Koch pursuant to the terms of that certain Preferred Stock Purchase Agreement between Koch and RGI dated January 16, 1997, and all of the 500,000 shares of Series A Preferred Stock and the 500,000 shares of Series B Preferred Stock issued by RGI to Koch pursuant to the terms thereof, and the 17,500 shares of Series C Preferred Stock subsequently issued by RGI to Koch pursuant to the terms thereof.

          1.50 "Priority Non-Tax Claims" shall mean all the Allowed Claims that are unsecured claims entitled to priority, other than Priority Tax Claims and priority claims specified in ss.ss. 507(a)(1), 507(a)(2) and 507(a)(8) of the Bankruptcy Code.

          1.51 "Priority Tax Claim" shall mean a Claim entitled to priority pursuant to section 507(a)(8) of the Bankruptcy Code.

          1.52 "Pro Rata" shall mean the proportion that the amount of a Claim in a particular Class bears to the aggregate amount of all Claims in the Class.

          1.53 "Reorganized Company" shall mean RGI from and after the merger contemplated by this Plan on the Effective Date, as described in Section 7.1 herein below.

          1.54 "Rejected Contracts" shall mean all contracts rejected prior to entry of the Confirmation Order and the contracts of the Debtors listed in a pleading to be filed by the Debtors with the Bankruptcy Court on or before ten
(10) calendar days prior to the hearing date for Confirmation of the Plan.

          1.55 "Rejected Leases" shall mean all leases rejected prior to entry of the Confirmation Order and the leases of the Debtors listed in a pleading to be filed by the Debtors with the Bankruptcy Court on or before ten (10) calendar days prior to the hearing date for Confirmation of the Plan.

          1.56 "Reorganized RGI Common Stock" shall mean the shares of stock of Reorganized RGI as set forth in the Reorganized RGI Certificate of Incorporation which Reorganized RGI will issue pursuant to the terms of the Plan.

          1.57 "Restated Charter" shall mean the amended and restated certificate of incorporation of RGI to be filed with the Secretary of State of Delaware to be effective on the Effective Date, which shall be in substantially the form attached as Exhibit 1 to this Plan.

          1.58 "RGD" shall mean Rio Grande Drilling Company.

          1.59 "RGI" shall mean Rio Grande, Inc.

          1.60 "RGI Group" shall mean, collectively, Rio Grande, Inc., Rio Grande Drilling Company, Rio Grande Offshore Ltd., Rio Grande GulfMex, Ltd., and Rio Grande Desert Oil Company.

          1.61 "Secured Claim" shall mean any Claim secured by a valid, perfected, and enforceable Lien on or against property of one or more of Debtors, but only to the extent of the value of the collateral securing the Claim.

          1.62 "Security Instruments" shall mean all documents, instruments, guarantees, security agreements, financing statements, mortgages, deeds of trust, assignments of production, pledge agreements, certificates and agreements executed and delivered in connection with the Note.

          1.63 "Tax Code" shall mean the Internal Revenue Code of 1986, as amended, or corresponding provisions of any subsequent federal revenue act.

          1.64 "Tax Return" shall mean any consolidated federal income tax return filed by the Debtors or the Reorganized Company.

          1.65 "Unsecured   Claim"   shall   mean  a  Claim,   other  than  an
Administrative Claim, a Priority Tax Claim, a Priority Non-Tax Claim, or a Secured Claim.

          1.66 "Voting Agreement" shall mean that certain Voting Agreement made effective November 2, 1998 by and among EXCO, Koch, and the Debtors, a copy of which is attached hereto as Exhibit 2 to the Plan.

          1.67 "Warrant Holders" shall mean the holder of any rights to purchase Common Stock pursuant to the Common Stock Purchase Warrants issued by RGI in connection with the Note Purchase Agreement, dated September 27, 1995, by and among RGI, Drilling, and the various purchasers of 11.50% Subordinated Notes, none of which Subordinated Notes remain outstanding at the Petition Date.

          1.68 "Interpretation." Unless otherwise specified, all section, article, and exhibit references in this Plan are to the respective section in, article of, or exhibit to, this Plan, as the same may be amended, waived, or modified from time to time. The exhibits annexed to this Plan and each of the Plan Documents are incorporated into and are part of this Plan as if fully set forth in this Plan. The headings in this Plan are for convenience of reference only and shall not limit or otherwise affect the provisions hereof. Words denoting the singular number shall include the plural number and vice versa, and words denoting one gender shall include the other gender.

                                   ARTICLE II

                             PROVISIONS FOR PAYMENT
                    OF ADMINISTRATIVE AND PRIORITY TAX CLAIMS


          2.1 Allowed Administrative Claims: The holders of Allowed Administrative Claims shall be paid in Cash in full on the Effective Date, or on such other terms as are acceptable to the holders of such Claims, in full satisfaction of their Claims, except to the extent any holder of any such Claim must have its Claim approved by the Court, in which case such Claim shall be paid immediately after such Claim is approved by Final Order, which Final Order is no longer subject to being modified or reversed on reconsideration or appeal. Holders of these Claims are unclassified under the Code and the Debtors will not solicit acceptances of the Plan from holders of these Claims.

         2.2      Priority Tax Claims.

         (a) Except as set forth in subsection (b) below, the holders of Allowed Priority Tax Claims shall be paid in Cash in full on the later of (i) the Effective Date; (ii) eleven (11) days after the date any such Claim becomes an Allowed Claim; or (iii) on such other terms as are acceptable to the holders of such Claims, in full satisfaction of their Claims.

         (b) At the option of the Debtors, any holder of an Allowed Priority Tax Claim may receive, in lieu of the cash consideration set forth in subsection (a) above, a promissory note in the principal amount of any such holder's Allowed Priority Tax Claim. Interest shall accrue under the note from and after the Effective Date at the rate of 5% or such higher or lower rate as is determined by the Bankruptcy Court to be appropriate under section 1129(a)(9)(C) of the Code and shall be paid semiannually in arrears. The principal amount of the note shall be paid in full on a date or dates six (6) years after the date of assessment of such Allowed Priority Tax Claim.

         (c) Holders of these Claims are unclassified under the Code and the Debtors will not solicit acceptances of the Plan from holders of these Claims.

                                   ARTICLE III

                            CLASSIFICATION OF CLAIMS

         Claims and Equity Interests in the Debtors other than Administrative and Priority Tax Claims are classified as follows:

         3.1    Class 1.Class 1 shall contain the Allowed Secured Claim of EXCO.

         3.2 Class 2.Class 2 shall contain all Allowed Secured Claims other than the Allowed Secured Claim of EXCO.

         3.3 Class 3.Class 3 shall contain all the Allowed Claims that are unsecured claims entitled to priority, other than Priority Tax Claims and priority claims specified in ss.ss.507(a)(1),507(a)(2) and 507(a)(8) of the Bankruptcy Code.

         3.4 Class 4.Class 4 shall contain any Allowed, Nonpriority, Unsecured Claims not otherwise classified, including the Deficiency Claim under the Note.

         3.5 Class 5.Class 5 shall contain all claims and interests of Koch Exploration Company.

         3.6 Class 6.Class 6 shall contain the Allowed Limited Partnership Interests in GulfMex.

         3.7 Class 7.Class 7 shall contain the Common Stock and any Derivative Claims or other rights or Claims in respect of such Common Stock, and all other Equity Interests of the RGI Group, excluding those Equity Interests classified in Classes 5 or 6.

         3.8 Class 8.Class 8 shall contain any and all claims by and between any of the Debtors.

                                   ARTICLE IV

                      IDENTIFICATION OF IMPAIRED CLASSES OF
                           CLAIMS AND EQUITY INTERESTS


         4.1 Unimpaired Classes of Claims. Classes 2, 3, and 4 are not impaired under this Plan.

         4.2 Impaired Classes of Claims and Equity Interests. With the exception of the Unimpaired Classes specified in Section 4.1 of this Plan, all Classes of Claims and all Equity Interests are impaired under this Plan.

         4.3 Impairment Controversies. If a controversy arises as to whether any Class of Claims or Equity Interests is impaired under this Plan, the Bankruptcy Court shall, after notice and a hearing, determine the controversy.


                                    ARTICLE V

                           PROVISIONS FOR TREATMENT OF
                         CLASSIFIED CLAIMS AND INTERESTS


         5.1 Class 1 - EXCO Secured Claims. The Allowed Secured Claim of EXCO shall be Allowed in full in the amount of $13,127,666.06 plus prepetition interest, and satisfied in full by delivery, on the Effective Date, of all of the Reorganized RGI Common Stock, free and clear of all claims, liens, or encumbrances. Class 1 shall be impaired and entitled to vote with regard to the Plan.

         5.2 Class 2 Other Secured Claims. Each Holder of an Allowed Secured Claim, other than the Class 1 Claim, shall be paid in Cash in full on the later of (i) the Effective Date; (ii) eleven (11) days after the date any such Claim becomes an Allowed Claim; or (iii) on such other terms as are acceptable to the holder of any such Claim, in full satisfaction of such Claim. The Plan leaves unaltered the legal, equitable and contractual rights to which such Claim entitles the holder of such Claim. Upon payment in full pursuant to the Plan, the lien(s) of any holder of an Allowed Secured Claim shall be extinguished and any holder of an Allowed Secured Claim shall execute such documentation as is reasonably necessary to facilitate the release of its lien(s) against the Debtors or the Debtors' property. This Class is deemed to have accepted the Plan under the provisions of section 1126(f) of the Code and the Debtors will not solicit acceptances of the Plan from this Class.

         5.3 Class 3 Priority Non-Tax Claims. Each Holder of an Allowed Priority Non-Tax Claim shall be paid in Cash in full on the later of (i) the Effective Date; (ii) eleven (11) days after the date any such Claim becomes an Allowed Claim; or (iii) on such other terms as are acceptable to the holder of any such Claim, in full satisfaction of such Claim. The Plan leaves unaltered the legal, equitable and contractual rights to which such Claim entitles the holder of such Claim. This Class is deemed to have accepted the Plan under the provisions of section 1126(f) of the Code and the Debtors will not solicit acceptances of the Plan from this Class.

         5.4 Class 4 Other Unsecured Claims. Each Holder of an Allowed Unsecured Claim that is not in any other Class shall be paid in Cash in full on the later of (i) the Effective Date; (ii) eleven (11) days after the date any such Claim becomes an Allowed Claim; or (iii) on such other terms as are acceptable to the holder of any such Claim, in full satisfaction of such Claim. The Plan leaves unaltered the legal, equitable and contractual rights to which such Claim entitles the holder of such Claim. This Class is deemed to have accepted the Plan under the provisions of section 1126(f) of the Code and the Debtors will not solicit acceptances of the Plan from this Class.

         5.5 Class 5 - Claims and Interests of Koch Exploration Company. The Allowed Class 5 claims and interests, including all rights to dividends and any other rights associated with the Preferred Stock Interests in RGI, shall be canceled, extinguished and deemed discharged upon distribution of an option to acquire up to 24.5% of the working interest owned by the RGI Group in the Righthand Creek Properties for $698,250 (assuming the full 24.5% is acquired, which amount will be adjusted downward proportionately if Koch exercises its option to acquire less than 24.5 %). The option shall remain open for 30 days after the Effective Date of the Plan. If Koch chooses to exercise such option, the effective date of Koch's acquisition of this working interest shall be deemed to be November 1, 1998. Class 5 shall be impaired and entitled to vote with regard to the Plan.

         5.6 Class 6 Allowed Limited Partnership Interests in GulfMex. If any Interest holder in Class 6 contributes capital (in the form of Cash) in an amount equal to his pro rata share of 20% of the prepetition Claims against GulfMex, then such Interest holder will retain his Interests in GulfMex and the Plan will be deemed to leave unaltered the legal, equitable and contractual rights associated with his limited partnership Interests. Such capital contribution will be due to be paid on the Effective Date to RGI (which will be the new general partner of GulfMex as of the Effective Date). If any Interest holder in Class 6 chooses not to make such a capital contribution, then such Interest holder's Interests will be discharged, extinguished and canceled as of the Effective Date and there will be no distribution of any kind to such Interest holder on account of his limited partnership Interests in GulfMex. Class 6 will be considered impaired and entitled to vote with regard to the Plan.

         5.7 Class 7 - Common Stock. The existing holders of Common Stock shall receive no distribution on account of such interests or claims arising out of such interests and such interests shall be deemed canceled and extinguished. All options and warrants to purchase Common Stock in the Debtors shall be canceled as of the Effective Date. Class 7 shall be deemed to have rejected the Plan under the provisions of section 1126(g) of the Code. The Debtors will not solicit acceptances of the Plan from this Class.

         5.8 Class 8 - Intercompany Claims. All claims between or among the Debtors and any of their affiliates and/or shareholders shall receive nothing on account of such claims and such claims shall be deemed discharged in full. Class 8 shall be deemed to have rejected the Plan under the provisions of section 1126(g) of the Code. The Debtors will not solicit acceptances of the Plan from this Class.


                                   ARTICLE VI

                         ACCEPTANCE OR REJECTION OF PLAN


         6.1 Classes Entitled to Vote. Each Unimpaired Class shall be deemed to have accepted the Plan. Classes 7 and 8 shall be deemed to have rejected the Plan. As a result, only Classes 1, 5 and 6 will be solicited for voting.

         6.2 Class Acceptance Requirement. Whether a Class of Claims or Equity Interests has accepted this Plan shall be determined in accordance with section 1126 of the Bankruptcy Code.

                                   ARTICLE VII

                           MEANS FOR IMPLEMENTATION OF
                             PLAN OF REORGANIZATION


         7.1 Merger. On the Effective Date, RGD, Offshore and Desert shall merge with and into RGI. Upon such merger, the Reorganized RGI will own and have the right to dispose of all of the assets of RGI, RGD, Offshore and Desert, including the 80% general partnership interest in GulfMex that currently belongs to Offshore.

         7.2 Cash Payments on the Effective Date. Payments of Cash to holders of Administrative Claims, Secured Claims other than EXCO, Priority Tax Claims, Priority Non-Tax Claims, and Unsecured Claims as set forth in Article V shall be made on the Effective Date, except as otherwise herein provided.

         7.3 Restated Charter. The Reorganized RGI charter shall be amended and restated as necessary so that, on the Effective Date, the Reorganized RGI Certificate of Incorporation shall comply with section 1123(a)(6) of the Code by, inter alia, providing for restrictions on issuance of nonvoting equity securities.

         7.4 Common Stock and Preferred Stock. At the close of business on the Effective Date of the Plan, the share transfer records of the Common Stock shall be adjusted to reflect the cancellation of all shares of Common Stock and Preferred Stock.

         On the Effective Date, the Debtors shall issue to the holders of Claims in Class 1 the Reorganized RGI Common Stock.

         7.5 Corporate Governance. Until the Effective Date, the Debtors will be managed by, and their Boards of Directors shall consist of, substantially the same personnel that managed, operated and directed the Debtors on the Petition Date, subject to such changes as may be determined by the Boards of Directors of the Debtors. Except as required by law, the Debtors shall: (a) conduct their businesses in the usual, regular and ordinary course of business in a manner consistent with past practice and sound practice subject to their obligations as debtors-in-possession pursuant to the Code; (b) use their best efforts to preserve intact their respective business organizations and goodwill, keep available the services of their key employees, and preserve the goodwill and business relationships with suppliers, distributors, customers, and others with which they have business relationships; (c) not take any actions inconsistent with this Plan; (d) use their best efforts to satisfy the conditions to the effectiveness of the Plan; and (e) conduct cash management, in the ordinary course of their businesses and in a manner consistent with the Agreed Cash Collateral Order in this Case and the terms of the Plan. The names of the members of the Board of Directors of Reorganized RGI that will serve on and after the Effective Date will be identified in a document to be filed with the Bankruptcy Court as part of the Plan Documents. The new officers of Reorganized RGI that will serve on and after the Effective Date shall also be identified in a document to be filed with the Bankruptcy Court as part of the Plan Documents. Guy Bob Buschman and Gary Scheele shall have the retention agreements with EXCO and/or Reorganized RGI, post-Effective Date, that are referenced in section 9.2 herein below.

         7.6 Record Date. The record date for purposes of distributions to holders of Claims or Equity Interests under this Plan shall be the close of business on the Confirmation Date.

         7.7 Means of Cash Payment. Cash payments made pursuant to this Plan shall be in United States funds, by check drawn on a domestic bank, or by wire transfer from a domestic bank.

         7.8 Delivery of Distributions.

             (a) Distributions and deliveries to holders of Allowed Claims shall be made at the addresses set forth on the proofs of claim or proofs of interest filed by the holders (or at the last known addresses of the holders if no proof of claim or proof of interest is filed or if one or more of the Debtors has been notified of a change of address).

             (b) If any holder's distribution is returned as undeliverable, no further distributions to the holder shall be made unless and until one or more of the Debtors is notified of the holder's then current address, at which time all missed distributions shall be made to the holder without interest.


             (c) Amounts in respect of undeliverable distributions made by the Debtors shall be returned to the Debtors until the distributions are claimed.

             (d) All claims for undeliverable distributions shall be made on or before the first anniversary of the Effective Date, after which time all unclaimed property shall be treated under section 347(b) of the Bankruptcy Code, and after which all such Claims against the Debtors or the Reorganized Company shall be discharged and forever barred.

             (e) All distributions delivered pursuant to the terms of this Plan shall unconditionally vest in the holder of the Claim receiving such distribution.

         7.9 Time Bar to Cash Payments.

             (a) Checks issued by the Reorganized Company in respect of Administrative Claims, Priority Non-Tax Claims, Priority Tax Claims, Secured Claims and Unsecured Claims shall be null and void if not cashed within ninety days of the date of issuance thereof.

             (b) Requests for reissuance of any check shall be made directly to the Reorganized Company by the holder of the Allowed Claim with respect to which the check originally was issued.

             (c) Any Claim in respect of such a voided check shall be made on or before the later of the fifth anniversary of the Effective Date or ninety days after the date of issuance of the check, after which time all Claims in respect of void checks shall be discharged and forever barred, and the funds or distributions shall become the property of the Debtors pursuant to section 347(b) of the Bankruptcy Code.

         7.10 Vesting of Assets. As of the Effective Date, all property of the Debtors shall unconditionally vest in the Reorganized Company free and clear of all Claims and interests, including but not limited to Equity Interests, liens, security interests, and/or encumbrances of any nature except as specifically provided in this Plan. All distributions made pursuant to the terms of the Plan shall unconditionally vest in the recipient of such distribution.

         7.11 Effectuating Documents. Prior to the conclusion of the hearing on confirmation of the Plan, the Debtors shall file the Plan Documents with the Bankruptcy Court.

         7.12 Avoidance Actions. Avoidance Actions shall vest in the Reorganized Company and be retained and litigated thereby as deemed appropriate by the Reorganized Company. Notwithstanding an affirmative vote by any Person, the Debtors reserve the right to pursue any Avoidance Action against any Person; provided, however, that no Avoidance Action may be brought or asserted against EXCO or Koch or any of the other Released Parties, as defined in Section 11.1(B) herein below.

         7.13 Effect of Confirmation: Discharge. Except as provided in this Plan, on the Effective Date, the Reorganized RGI shall be discharged from any debt that arose before the Effective Date and any debt of a kind specified in sections 502(g), 502(h) or 502(i) of the Code whether or not: (a) a proof of Claim based on such debt is filed or deemed filed under section 501 of the Code;
(b) such Claim is allowed under section 502 of the Code; or (c) the holder of such Claim has accepted the Plan. Except as otherwise expressly provided in this Plan, the discharge of the Debtors granted pursuant to this Plan, and section 1141 of the Code, operates as an injunction against the commencement or continuation of any action, the employment of process, or any other act, to collect, recover or offset any Claim against or debts of the Debtors or their property arising prior to the Effective Date.

         7.14 Exemption from Securities Laws. All notes, instruments, and stock distributed pursuant to the Plan shall be entitled to the benefits and exemptions provided by section 1145 of the Code to the maximum extent allowed by law and equity.

                                  ARTICLE VIII

                       CONDITIONS TO CONSUMMATION OF PLAN


         8.1 Conditions to Confirmation. There shall be conditions to the Confirmation of this Plan, that prior to Confirmation, each of the following conditions shall have been met or waived pursuant to Section 8.3 below:

              A. That no "Agreement Termination Event" as defined in the Voting Agreement, has occurred.

              B. That the Confirmation Order shall be in form and substance acceptable to EXCO and Koch.

         8.2  Conditions to Occurrence of Effective Date.

              A. That no "Agreement Termination Event" as defined in the Voting Agreement, has occurred.

              B. That the "Conditions to Effectiveness and Implementation" set forth in the Voting Agreement have been met.

              C.  That the Confirmation  Order has been issued,  at least ten
(10) days have elapsed since the Confirmation Date, and no stay of the Confirmation Order is in effect.

              D. That the Reorganized RGI Articles of Incorporation shall have been filed with the Delaware Secretary of State, if and to the extent state law so requires.

         8.3 Waiver of Conditions. The Debtors, EXCO, and Koch, without Bankruptcy Court approval, may mutually waive all or any portion of any of the conditions to the Confirmation Date described in Section 8.1 and to the Effective Date described in Sections 8.2 (except 8.2.C) of the Plan.

         8.4 Effect of Nonoccurrence of Conditions to the Effective Date. If the Effective Date has not occurred by March 31, 1999, the Plan shall automatically terminate unless the Debtors, with the consent of EXCO and Koch, shall extend the date by which the Effective Date must occur to a date which is not later than ninety (90) days after March 31, 1999.

                                   ARTICLE IX

                                  TREATMENT OF
                    EXECUTORY CONTRACTS AND UNEXPIRED LEASES


         9.1 Assumed If Not Rejected. All executory contracts and unexpired leases of the Debtors which have not previously been (a) assumed, (b) rejected, or (c) assumed and assigned by the Debtors, pursuant to an order entered during the Chapter 11 Case, or (d) which are not the subject of a pending motion at the time of the confirmation hearing, or (e) which are not specified as being a Rejected Contract (as herein defined) or Rejected Lease (as herein defined), or other rejected in this Plan shall be deemed assumed under this Plan. Except as set forth in section 9.2 herein below, each Person who was or is a party to an executory contract or unexpired lease, which was or is rejected pursuant to a separate order entered in the Debtors' Chapter 11 Case or pursuant to this Plan, shall be entitled to file and serve on Debtors' counsel, not later than thirty
(30) days after the entry of the rejecting order (or if rejection occurs pursuant to a specific provision in this Plan, then not later than thirty (30) days after the Confirmation Date), a proof of Claim for damages alleged to have arisen from the rejection of such executory contract or lease. Objections to any such Claim shall be filed within the time limit set forth in Article X herein. All rejection damages Claims shall be Class 4 Claims under this Plan.

         9.2 Employee Agreements. Each prepetition Employee Agreement shall be rejected effective upon the last day of the calendar month in which "substantial consummation" of the Plan occurs (as defined in section 1101 of the Code). Any claims for damages for the breach or termination of such prepetition Employee Agreements shall be disallowed, extinguished, waived, and discharged pursuant to the Plan. Effective upon the first day of the calendar month following "substantial consummation," Guy Bob Buschman and Gary Scheele shall execute 12-month Retention Agreements with EXCO, which will be submitted as part of the Plan Documents.

         9.3 Rejection of Specified Contracts and Leases. Entry of the Confirmation Order shall constitute authorization of the Bankruptcy Court to the Debtors to reject the Rejected Contracts and Rejected Leases, as well as any others specifically rejected pursuant to the terms of this Plan.

         9.4 Assumption of Contracts and Leases.Entry of the Confirmation Order shall constitute authorization of the Bankruptcy Court to the Debtors to assume any contracts and leases deemed assumed pursuant to Section 9.1, as of the Effective Date.

         9.5 Bar to Rejection Damages. If the rejection and termination of an executory contract or unexpired lease by the Debtors results in damages to the other party or parties to the contracts or leases, a Claim for the damages, shall be forever barred and shall not be enforceable against the Debtors, their successors, or their properties unless a proof of claim is filed with the

Bankruptcy Court and served upon one or more of the Debtors or the Reorganized Company within the time frames set forth in Section 9.1 herein above.

         9.6 Bar to "Cure" Claims. Any claims, including claims for actual pecuniary loss arising from a default in an executory contract or unexpired lease assumed by the Debtors must be evidenced by a proof of claim filed by the bar date specified in Section 10.1, or, if applicable, a request for payment of administrative expense claim, filed by the bar date specified in Section 10.4, and such claims shall be forever barred and shall not be enforceable against the Debtors, their successors, or their properties unless a proof of claim or request for payment of claim or administrative expense is timely filed with the Bankruptcy Court and served upon one or more of the Debtors or the Reorganized Company.

                                    ARTICLE X

                      PROCEDURES FOR RESOLVING AND TREATING
                                CONTESTED CLAIMS


         10.1 Objection Deadline. The bar date or deadline for the filing of proofs of claim in this case was set by the Court as January 11, 1999. Notwithstanding an affirmative vote, no provision of this Plan or principal of law or equity, shall be a bar to an objection to any Claim, provided, however, as soon as practicable, but in no event later than sixty (60) calendar days following the Confirmation Date, the Reorganized Company shall file Objections to Claims with the Bankruptcy Court and serve copies of the Objections in accordance with Bankruptcy Rule 3007. This Section 10.1 shall not limit the Reorganized Company's right to object to Claims, if any, filed or amended more than one sixty (60) days after the Confirmation Date.

         10.2 Prosecution of Objections. The Reorganized Company shall litigate to judgment, settle, or withdraw Objections to Contested Claims.

         10.3 No Distributions Pending Allowance. Notwithstanding any other provision of this Plan, no payments or distributions shall be made to the holder of a Contested Claim to which an Objection has been interposed or with regard to which Debtors anticipates interposing an Objection unless and until the Contested Claim has been Allowed.

         10.4 Time for Filing Administrative Claims. Administrative Claims against the Debtors must be filed no later than thirty (30) calendar days after the entry of the Confirmation Order or they shall be deemed to be forever barred and waived.

         10.5 Time  for  Filing  of   Reimbursement   Claims.   Claims  seeking
reimbursement and/or approval of fees and expenses incurred by members of the Creditors Committee, EXCO or any other holder of a Secured Claim must be filed no later than thirty (30) calendar days after the entry of the Confirmation Order or they shall be deemed to be forever barred and waived.


                                   ARTICLE XI

                            MISCELLANEOUS PROVISIONS

         11.1 Limitations of Liability / Releases.

              A. Limitation of Liability. None of the Debtors, Reorganized RGI, EXCO, Koch, nor any of their respective officers, directors, employees, shareholders, subsidiaries, affiliates, predecessors, successors, assigns, agents, representatives, guarantors, sureties, insurers, members, nor any professional Persons employed by any of them (collectively the "Exculpated Persons"), shall have or incur any liability to any Person for any act taken or omission made in good faith in connection with or related to formulating, implementing, confirming or consummating the Plan, the Disclosure Statement or any contract, instrument, release or other agreement or document created in connection with the Plan. The Exculpated Persons shall have no liability to any Creditors or Equity Security holders for actions taken under the Plan, in connection therewith or with respect thereto in good faith, including, without limitation, failure to obtain Confirmation of the Plan or to satisfy any condition or conditions, or refusal to waive any condition or conditions precedent to Confirmation or to the occurrence of the Effective Date. Further, the Exculpated Persons will not have or incur any liability to any holder of a Claim, holder of an Interest, other party-in-interest herein or any other Person for any act or omission in connection with or arising out of their administration of the Plan or the property to be distributed under the Plan, or the operation of the business of the RGI Group, except for gross negligence or willful misconduct, and in all respects such persons will be entitled to rely upon the advice of counsel with respect to their duties and responsibilities under the Plan.

              B. Releases.  On the Effective Date,  Reorganized  RGI, on its
own behalf and as representative  of the Debtors'  estates,  in consideration of services rendered in the Case and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, releases unconditionally, and is hereby deemed to release unconditionally, each of the Debtors' present and former officers, directors, employees, subsidiaries, affiliates, predecessors, successors, assigns, agents, representatives, guarantors, sureties, insurers, and their respective professional advisers, and the entities that elected the directors to the extent they are or may be liable for the actions or inactions of such directors, as well as EXCO, Koch, and each of their present and former officers, directors, employees, shareholders, subsidiaries, affiliates, predecessors, successors, assigns, agents, representatives, guarantors, sureties, insurers, members, and their respective professional advisers, and the entities that elected the directors to the extent they are or may be liable for the actions or inactions of such directors (collectively, the "Releases"), from any and all claims, obligations, suits, judgments, damages, rights, causes of action and liabilities whatsoever (including, without limitation, those arising under the Code), whether known or unknown, foreseen or unforeseen, existing or hereafter arising, in law, equity or otherwise, based in whole or in part on any act, omission, transaction, event or other occurrence taking place before, on or after the Petition Date up to the Effective Date, in any way relating to the Debtors (before, on or after the Petition Date), the Case, or the Plan (collectively, the "Released Matters"); provided, however, that the foregoing release shall not apply to any action or omission that constitutes actual fraud or criminal behavior. The foregoing release will be effective when the distributions required to occur on the Effective Date have been made by the Reorganized RGI.

              C. The Confirmation Order shall contain a permanent injunction to effectuate the limitations of liability and releases granted in Sections 11.1(A) and (B) of the Plan.

         11.2 Compliance with Tax Requirements. In connection with this Plan, the Reorganized Company shall comply with all withholding and reporting requirements imposed by federal, state, local, and foreign taxing authorities and all distributions hereunder shall be subject to the withholding and reporting requirements.

         11.3 Compliance   with  All  Applicable   Laws.  If  notified  by  any
governmental authority that it is in violation of any applicable law, rule, regulation, or order of the governmental authority relating to its business, the Reorganized Company shall comply with the law, rule, regulation, or order; provided, however, that nothing contained herein shall require such compliance if the legality or applicability of the requirement is being contested in good faith in appropriate proceedings and, if appropriate, for which an adequate reserve has been set aside on the books of the Reorganized Company.

         11.4 Setoffs.   Except  as  otherwise   provided  in  this  Plan,  the
Reorganized Company may, but shall not be required to, set off against any Claim and the payments or other distributions to be made pursuant to this Plan in respect of the Claim, claims of any nature whatsoever the estate may have against the holder of the Claim, but neither the failure to do so nor the allowance of any Claim hereunder shall constitute a waiver or release by the Reorganized Company of any Claim that the estate may have against the holder; provided, however, the Reorganized Company will not seek to set off any obligation that is not yet due.

         11.5 Maintenance of Causes of Action. Subject to Sections 7.12 and 11.1 herein, from and after the Effective Date, the Reorganized Company may litigate any Avoidance Action or any other causes of action, rights to payments, or claims that belong to the estate, that may be pending on the Effective Date or timely instituted by the Reorganized Company after the Effective Date. Notwithstanding an affirmative vote by any Person, the Debtors reserve the right to pursue any Avoidance Action against any Person, right to payment or claim, subject to Sections 7.12 and 11.1 herein.

         11.6 Request for Cramdown under Section 1129(b) of the Bankruptcy Code. This Plan shall be deemed a request for cramdown under section 1129(b) of the Bankruptcy Code if any Class or Classes entitled to vote do not accept this Plan under section 1126 of the Bankruptcy Code.


                                   ARTICLE XII

                              CONSUMMATION OF PLAN


         12.1 Retention of Jurisdiction. The Bankruptcy Court shall retain and have exclusive jurisdiction over the Chapter 11 Cases for the following purposes, except to the extent the Bankruptcy Court elects to retain concurrent jurisdiction or decides to relinquish jurisdiction:

              (a) To determine any and all required applications for allowances of compensation and reimbursement of expenses and any other fees and expenses incurred prior to the Effective Date and authorized to be paid or reimbursed under the Bankruptcy Code or this Plan;

              (b) To determine any applications pending on the Effective Date for the rejection or assumption of executory contracts or unexpired leases or for the assumption and assignment, as the case may be, of executory contracts or unexpired leases to which one or more of the Debtors is a party or with respect to which one or more of the Debtors may be liable, and to hear and determine, and if need be to liquidate, any and all claims arising therefrom;

              (c) To  determine   any  and  all   applications,   adversary
proceedings, and contested or litigated matters that may be pending on the Effective Date;

              (d) To consider any modifications of this Plan, remedy any defect or omission or reconcile any inconsistency in any order of the Bankruptcy Court, including the Confirmation Order, to the extent authorized by the Bankruptcy Code;

              (e) To determine all controversies, suits, and disputes that may arise in connection with the interpretation, enforcement, or consummation of this Plan or any person's obligations under this Plan;

              (f) To issue such orders in aid of execution of this Plan to the extent authorized by section 1142 of the Bankruptcy Code; and

              (g) To allow or disallow any Objections to Claims and, to the extent authorized by the Bankruptcy Code, to liquidate any Claim.

              (h) To determine such other matters as may be set forth in the Confirmation Order or which may arise in connection with this Plan or the Confirmation Order.

         12.2 Substantial Consummation. Substantial Consummation shall be deemed to have occurred upon delivery of distributions due on the Effective Date to holders of Allowed Claims as of the Effective Date.

         12.3 Modification of Plan. Modifications of this Plan (including the Plan Documents) may be proposed in writing by the Debtors at any time before confirmation, provided that the Plan, as modified, meets the requirements of sections 1122 and 1123 of the Bankruptcy Code, and the Debtors shall have complied with section 1125 of the Bankruptcy Code. This Plan may be modified at any time after confirmation and before its substantial consummation, provided that the Plan, as modified, meets the requirements of sections 1122 and 1123 of the Bankruptcy Code and the Bankruptcy Court, after notice and a hearing, confirms the Plan, as modified, under section 1129 of the Bankruptcy Code, and the circumstances warrant the modification. If a modification is determined by the Bankruptcy Court to materially and adversely affect a particular class, a resolicitation of that Class will be required pursuant to section 1127 of the Bankruptcy Code. A holder of a Claim or Equity Interest that has accepted or rejected this Plan shall be deemed to have accepted or rejected this Plan as modified, unless, within the time fixed by the Bankruptcy Court, the holder changes its previous acceptance or rejection.

         12.4 Inconsistencies. In the event that there is any inconsistency between the Plan and the Disclosure Statement, any exhibit to the Plan or any other instrument or document created or executed pursuant to the Plan, the Plan shall govern.

         12.5 U.S. Trustee Fees. The Debtors will comply with Public Law 104-99.




Dated:  San Antonio, Texas, December 11, 1998.

                                            Respectfully submitted,

                                            RIO GRANDE, INC.


                                            By:/s/ Guy R. Buschman
                                                Guy R. Buschman, President

                                            RIO GRANDE DRILLING COMPANY


                                            By:/s/ Guy R. Buschman
                                                Guy R. Buschman, President

                                            RIO GRANDE DESERT OIL COMPANY


                                            By:/s/ Guy R. Buschman
                                                Guy R. Buschman, President

                                            RIO GRANDE OFFSHORE, LTD.
                                            By: RIO GRANDE DRILLING COMPANY,
                                                    General Partner


                                                    By:

                                            RIO GRANDE GULFMEX, LTD.
                                            By: RIO GRANDE OFFSHORE, LTD.,
                                                    General Partner
                                                    By: RIO GRANDE DRILLING
                                                        COMPANY, General Partner


                                                          By: